Form 10-K
period 1997-12-31
EMERGING COMMUNICATIONS INC
filed 1998-03-31
CIK 1042647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 1997

             _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                           Commission File Number [ ]
                               ------------------

                          EMERGING COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)
                               ------------------

           Delaware                                        66-0547028
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    Chase Financial Center                                   00821
         P.O. Box 1730                                     (Zip Code)
St. Croix, U.S. Virgin Islands
 (Address of principal executive offices)

       Name of each exchange on which registered: American Stock Exchange
       Registrant's telephone number, including area code: (340) 777-7700
             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1998, 10,959,131 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by nonaffiliates as of March 26, 1998 was approximately $37,992,195, based on the closing sale price per share as reported on such date on the American Stock Exchange.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Emerging Communications, Inc., a Delaware corporation ("ECI" or the "Company"), was formed in 1997 as a wholly owned subsidiary of Atlantic Tele-Network, Inc. ("ATN"). On December 31, 1997, ATN undertook a series of transactions (the "Split Off Transaction") whereby the business and operations of ATN in the Virgin Islands and certain other assets and liabilities were transferred to the Company, and the outstanding shares of Common Stock of the Company were distributed to the public stockholders of ATN and Jeffrey J. Prosser, the Company's Chairman of the Board, Chief Executive Officer and Secretary.

     ECI's principal subsidiary is Virgin Islands Telephone Company ("Vitelco"), the sole provider of local telephone service in the U.S. Virgin Islands. Vitelco provides subscribers with local telephone service in the U.S. Virgin Islands, access to long-distance companies for interstate and international telephone service, and provides those companies with access to its local network. ECI is also engaged, through its wholly owned subsidiary Atlantic Tele-Network Co. ("ATN-VI") in selling and leasing telecommunications equipment in the U.S. Virgin Islands and, through its wholly-owned subsidiary, Vitelcom Cellular, Inc. ("Vitelcellular"), in providing cellular telephone service in the U.S. Virgin Islands to land-based and marine subscribers.

     ECI intends to endeavor to expand its operations through the acquisition of other businesses. ECI cannot predict whether it will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. The evaluation and negotiation of such business acquisitions may involve significant expenditures by ECI. There can be no assurance that ECI will be able to acquire or successfully integrate any such businesses, and acquisitions that are consummated may involve the incurrence of significant amounts of debt by ECI and/or the dilution of existing stockholders' interests in ECI through the issuance of additional shares of ECI capital stock. No assurances can be given that any acquisitions will be consummated or that, if completed, they will be successful. Furthermore, there can be no assurance that ECI's management will be able to manage effectively any resulting business or that any acquisition will benefit ECI. Depending upon the nature, size and timing of acquisitions, ECI may be required to raise financing. There can be no assurance that the Credit Facility (as defined), or any other loan agreements to which ECI or its subsidiaries may become a party, will permit such additional financing or that such additional financing will be available to ECI on terms acceptable to management or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

Risks Relating to ECI

     Dependence on Virgin Islands Operations. ECI owns all of the outstanding capital stock of ATN-VI, which in turn owns all of the outstanding capital stock of Vitelco and Vitelcellular and conducts directly the business previously conducted by Vitelcom, Inc. ("Vitelcom"). These companies, which currently conduct all of the Company's operations in the Virgin Islands, are ECI's only operating subsidiaries.

     Regulatory Risks. Vitelco's local telephone operations, including the services offered and the rates for these services, are subject to the jurisdiction of the U.S. Virgin Islands Public Service Commission (the "PSC"). Since 1987 when the Company acquired Vitelco, each time the PSC has dealt with Vitelco's rates for local service, rates have been reduced as a result of settlement agreements between Vitelco and PSC. The latest agreement provided that Vitelco's local rates would remain unchanged until January 1, 1995 at the earliest, and that either Vitelco or the PSC could initiate proceedings to change local rates after that date. See "--Regulation."

     In May 1997, Vitelco received a five year rebate of 90% of its Virgin Islands income taxes and 100% of its Virgin Islands gross receipts, excise and property taxes from the Virgin Islands Industrial Development Commission to assist Vitelco in recovering these Hurricane-related costs without a rate increase. On Octo-ber 9, 1997, the PSC appointed counsel to evaluate the impact such rebate has on Vitelco's rate of return. It is unknown whether the PSC will initiate a proceeding to modify Vitelco's rates as a result of this evaluation.

     The Telecommunications Act of 1996 has eliminated Vitelco's legally protected monopoly as the sole provider of wired local telephone service in the U.S. Virgin Islands. If this develops, there can be no assurance that Vitelco will successfully compete in a more open market. The 1996 Act also requires local exchange carriers such as Vitelco to provide various services to competitive carriers for compensation to be fixed by the local public service commission. There can be no assurance that Vitelco will receive adequate compensation for providing these services. See "--Competition."

     Wind Storm Risks. Although the U.S. Virgin Islands are in an area where hurricanes frequently occur, from 1928 until 1989 they escaped any substantial hurricane damage. Vitelco's outside plant suffered substantial damage in September 1989 from Hurricane Hugo, and again in September 1995 from Hurricane Marilyn. Capital expenditures by Vitelco to repair and upgrade its facilities following these two hurricanes amounted to approximately $60 million following Hurricane Hugo and approximately $41 million following Hurricane Marilyn. The Company has insurance coverage for damage caused by windstorm to its outside plant in the amount of $30 million per storm and $55 million in the aggregate.

     Significant Revenue Sources. Revenues from AT&T, derived principally from interstate network access and billing and collection services of Vitelco, comprised approximately 13% of Vitelco's total revenues in 1997. No other revenue source accounted for more than 10% of Vitelco's total revenues in 1997.

     Control by a Single Stockholder. Jeffrey J. Prosser owns approximately 52% of the outstanding ECI Common Stock. As a result, he has the power to significantly control the affairs of ECI, including to amend ECI's Restated Certificate of Incorporation, to elect all of its directors, to effect fundamental corporate transaction, such as a mergers, acquisitions, asset sales and the sale of ECI and otherwise direct ECI's business and affairs without the approval of any other stockholder.

     Future Acquisitions. ECI intends to endeavor to expand ECI's operations through the acquisition of other businesses. ECI cannot predict whether it will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisition would be. The evaluation and negotiation of such business acquisitions may involve significant expenditures by ECI. There can be no assurance that ECI will be able to acquire or successfully integrate any such businesses, and acquisitions that are consummated may involve the incurrence of significant amounts of debt by ECI and/or the dilution of existing stockholders' interests in ECI through the issuance of additional shares of ECI capital stock. No assurances can be given that any such acquisitions will be consummated or that, if completed, they will be successful. Furthermore, there can be no assurance that ECI's management will be able to manage effectively any resulting business or that any acquisition will benefit ECI. Depending upon the nature, size and timing of acquisitions, ECI may be required to raise financing. There can be no assurance that any loan agreements to which ECI may become a party will permit such additional financing or that such additional financing will be available to ECI on terms acceptable to its management or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, pursuant to the terms of the Tax Sharing and Indemnification Agreement among ECI, Mr. Prosser, ATN and Cornelius B. Prior (the "Tax Sharing Agreement"), each of Mr. Prosser and ECI have agreed to certain restrictions on his or its future actions which may limit the ability of ECI to pursue certain future acquisitions. See "Item
13. Certain Relationships and Related Transactions -- Split Off Transaction Agreements -- Tax Sharing Agreement".

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 The statements contained herein which are not historical facts may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, those discussed in this "--Risks Relating to ECI section.

Local Service

     In 1996, based upon access line data provided by the United States Telephone Association (the "USTA"), Vitelco was the 32nd largest local telephone company of more than 1,000 local telephone companies in the United States. Approximately 41% of Vitelco's total revenue in 1997 was derived from the provision of local service.

     ECI believes that Vitelco's telephone business is essentially non-cyclical and (except for its growth in access lines) is not materially reduced in times of recession. In 1997, Vitelco's growth rate in access lines was 4.5%. ECI believes that future growth in access lines will occur primarily as a result of construction of new residential and commercial properties in the U.S. Virgin Islands. However, growth should also occur from an increase in the number of households that have telephones, and an increase in lines per subscriber is anticipated as facsimile machines, computer data communication and other technological innovations become more widespread. All of these factors affecting the rate of growth of access lines are likely to be sensitive to changes in general economic conditions.

     As of December 31, 1997, approximately 67% of Vitelco's 62,140 access lines were residential lines, and the remainder were business lines. Vitelco's current monthly charge per access line, which includes unlimited calls between points in St. Croix, St. John and St. Thomas and is regulated by the U.S. Virgin Islands Public Services Commission (the "PSC"), is $18.55 for residential customers and $49.85 for business customers. In June 1987, when the Company acquired Vitelco, Vitelco's residential rate was $21.90, and its business rate was $58.45.

Access for Long-Distance Services

     In addition to providing local service, Vitelco provides subscribers with access to long-distance companies for interstate and international services and provides those companies with access to its local network and, thereby, to local subscribers. Vitelco is compensated for providing this access by long-distance carriers and by its subscribers in accordance with tariffs, which are subject to review by the Federal Communications Commission (the "FCC"). See "--Regulation." The principal long-distance carrier in the U.S. Virgin Islands is AT&T of the Virgin Islands, Inc., a local subsidiary of AT&T ("AT&T-VI"). Approximately 26.9% of Vitelco's total revenues in 1997 was derived from access charges.

Other Services

     During 1997, Vitelco received approximately 10.5% of its revenues from providing billing and collection services for long distance carriers and from yellow-pages directory advertising. Vitelco's current billing and collection contract with AT&T-VI expires in May 2000.

Physical Plant

     Vitelco operates a modern, fully digital telecommunications network in the U.S. Virgin Islands. Vitelco initiated a modernization program with the installation of its first fiber-optic cable in 1981 and its first digital switch in 1982. Upon the completion of the modernization program in 1987, Vitelco's network became the first multi-switch, all digital telephone system in the Caribbean. Modern digital systems, which are more cost effective and permit higher quality transmissions than analog systems, permit speech, text and computer data to be transmitted simultaneously and on the same network.

     Vitelco's policy is to upgrade plant and equipment, as necessary or appropriate, pursuant to an ongoing construction and development program. The program allows Vitelco to increase revenues and reduce costs, while enhancing service, by taking advantage of technological developments in the telecommunications industry, such as digital switching and fiber optics.

     On September 17, 1989, a substantial portion of Vitelco's outside plant was destroyed by Hurricane Hugo, which was the first hurricane to inflict substantial damage in the U.S. Virgin Islands since 1928. While Hurricane Hugo did relatively little damage to Vitelco's switching equipment, it resulted in a decrease in the number of access lines in service from 46,968 to fewer than 12,000. Within seven months following the hurricane, Vitelco substantially completed the restoration of the damaged and destroyed plant. On St. Croix, which suffered the most damage, Vitelco replaced a substantial portion of its aerial cable, including all cables connecting its remote switches on St. Croix, with approximately 125 miles of underground cables, which have greater capacity than the lines in place prior to the hurricane. On St. Thomas, where the hurricane damage was less substantial, Vitelco replaced all damaged outside plant, and, in addition, upgraded its network by installing an underground fiber-optic cable to connect its microwave facility with its main switch. In addition to greater capacity, underground cable provides greater reliability and reduces the destructive impact of the elements, including the impact of hurricanes. The total cost to Vitelco for replacement of plant due to Hurricane Hugo was approximately $60 million. The Company received approximately $23.6 million in respect of insurance coverage for damages resulting from Hurricane Hugo.

     On September 15, 1995, Hurricane Marilyn struck the U.S. Virgin Islands again causing extensive damage to Vitelco's outside telephone plant. Hurricane Marilyn put out of service approximately 37,800 lines. The damage was most extensive in St. Thomas and St. John, where respectively 90% and 50% of the access lines were damaged as compared with the loss of only 30% in St. Croix. The total cost to Vitelco for replacement of plant due to Hurricane Marilyn was approximately $41 million.

     ECI currently has insurance coverage for windstorm damage in the amount of $30 million per storm and $55 million in the aggregate.

Cellular and Other Operations

     ECI is engaged in other telecommunications operations, including providing cellular telephone service in the U.S. Virgin Islands and selling and leasing telecommunications equipment in the U.S. Virgin Islands.

     VitelCellular provides cellular telephone service to land-based and marine customers in the U.S. Virgin Islands. In September 1989, following Hurricane Hugo, VitelCellular was granted special temporary authority by the FCC to construct and operate cellular systems in the two U.S. Virgin Islands Rural Service Areas (as defined by the FCC) and, as such, was the second cellular system to become operational in a Rural Service Area in the United States. Since late 1990, VitelCellular has been providing service in such Rural Service Areas pursuant to regular authority from the FCC.

     On February 13, 1998, Comsat Mobile Investments, Inc., a subsidiary of Communications Satellite Corporation, sold the 10% of the common stock of VitelCellular which it owned since October 1990 to ATN-VI.

     Vitelcom earns revenues from the sale, lease and servicing of customer premises equipment, facsimile machines, radio paging devices and private branch exchanges in the U.S. Virgin Islands. Vitelcom recently participated in the FCC auction process for Personal Communication Services ("PCS") spectrum in the U.S. Virgin Islands Basic Trading Area ("BTA") and was awarded and purchased the 10 MHz "E" block of spectrum for the U.S. Virgin Islands. The Company is currently evaluating the build-out of this service and has until April 2002 to build out the system.

Competition

     The 1996 Telecommunications Act ("1996 Act") worked a fundamental restructuring of the telecommunications industry in the United States. Its primary effect will be to enable a number of companies to enter new telecommunications market segments where they were formerly precluded from competing.

     Prior to the 1996 Act, local telephone companies had state-protected monopolies for the provision of local and intrastate toll telephone service. This precluded other companies from offering the same services over wire. Since 1980, however, cellular telephone companies could provide local telecommunications service that, to a limited extent, replaced local wired telephone service. In addition, telephone companies were precluded from providing cable TV services in their telephone service territories unless they operated in communities of less than 10,000 persons or received a waiver from the FCC.

     The 1996 Act broke down these industry segment barriers. States are now precluded from preventing other companies from offering local and intrastate toll telephone services. It also permits telephone companies to provide cable TV service within their service territories. The 1996 Act also opens up other telecommunications segments to competition by a greater number of industry segments. For example, Bell operating companies can now qualify to enter the long distance business in their own telephone service territories. The collective impact of these pro-competition laws will be to increase both the opportunities and risks for all industry segments and players, including Vitelco.

     Vitelco's previous protection as the sole provider of wired local telephone service in the U.S. Virgin Islands is no longer in effect. Therefore, Vitelco may be subject to competition in the provision of its local telephone services in the future. No company currently is providing competing wired local telephone services in the U.S. Virgin Islands. Two cellular companies are currently operating in the U.S. Virgin Islands, one of which is controlled by Vitelco's parent company, ATN-VI. A third company, operating from the British Virgin Islands, provides cellular service to boats in U.S. Virgin Islands waters. Additional wireless providers, using personal communications service frequencies, have been awarded FCC licenses and may become operational in the future. One such company executed an interconnection agreement with Vitelco in June 1997.

     AT&T recently completed the installation of an underwater fiber optic cable connecting St. Croix to St. Thomas, where the connection between the two islands had heretofore been solely by Vitelco's microwave facilities. The terms and conditions of the cable license do not prohibit AT&T or other carriers from routing telephone calls over the cable. Thus, some traffic between these islands may be provided on facilities other than Vitelco's, and may reduce access charges that otherwise would be paid to Vitelco.

     Vitelco is also required under the 1996 Act to provide potential competitors with interconnection to Vitelco's telephone network to enable others to offer telecommunications services, including local telephone service.

     Pursuant to Section 251(b) of the 1996 Act, local exchange carriers ("LECs"), including both existing telephone companies and new competitive carriers, are required to (i) allow others to resell their services at retail rates, (ii) ensure that customers can keep their telephone numbers when changing carriers, (iii) ensure that competitors' customers can use the same number of digits when dialing and to provide nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing, (iv) ensure access to telephone poles, ducts, conduits and rights of way and (v) compensate competitors for the competitors' costs of completing calls to competitors' customers. Competitors are required to compensate the local telephone company for the cost of providing these interconnection services.

     Pursuant to Section 251(f)(2), Vitelco, as a small carrier, is eligible to request exemption, suspension or modification of any or all of these Section 251(b) requirements from the PSC. Vitelco expects to request such exemption, suspension or modification from some or all of these requirements in the future. The PSC may grant such a petition to the extent that it determines that such suspension or modification is necessary to avoid a significant adverse economic impact on telecommunications users, to avoid imposing a requirement that is unduly economically burdensome or to avoid imposing a requirement that is technically infeasible and that such suspension or modification is consistent with the public interest. It is not known at this time how the PSC will respond to such a request. If the PSC denies some or all of that request and if the PSC does not allow Vitelco adequate compensation for the costs of providing the interconnection, Vitelco's costs could increase. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights.

     Pursuant to Section 251(c) of the 1996 Act, incumbent LECs ("ILECs"), which only include local telephone companies like Vitelco, are required to (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point, (ii) unbundle and provide nondiscriminatory access to network elements (e.g., local loops, switches and transport facilities) at nondiscriminatory rates and on nondiscriminatory terms and conditions, (iii) offer their retail services for resale at wholesale rates, (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or to information necessary for interoperability and (v) to provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the ILEC. Competitors are required to compensate the local telephone company for the cost of providing these interconnection services.

     Pursuant to Section 251(f)(l), Vitelco, as a rural carrier, is automatically exempt from Section 251(c)'s interconnection requirements. This exemption can be lifted or modified by the PSC if a competing carrier files a bona fide request for such interconnection. No such request is pending before the PSC. If such a request is filed, Vitelco would ask the PSC to retain the exemption. The PSC may grant such a petition to the extent that it determines such interconnection request is not unduly economically burdensome, is technically feasible and is consistent with universal service obligations. It is not known how the PSC would rule on these requests. If the PSC lifts such exemption in whole or in part and if the PSC does not allow Vitelco adequate compensation for the costs of providing the interconnection, Vitelco's costs could significantly increase and it could suffer a significant loss of customers to competition. Finally, the FCC issued an order in May 1997 that directed that incumbent local exchange carriers could not impose access charges on long distance and other carriers that purchased unbundled network elements from the incumbent. This decision could serve to reduce access revenues for Vitelco and other incumbents. Several parties have appealed this and other aspects of the FCC's May 1997 order, but Vitelco is unable to determine the outcome of such appeals at this time.

     The risk to Vitelco from competitive entry for local telephone services must be weighed against any new opportunities Vitelco could take advantage of in terms of new service offerings, such as interstate, Internet access, personal communications or other wireless service, cable TV or international services. These new service offerings could produce revenues that could offset lost revenues due to local service competition.

Regulation

     ECI's long-distance access services and its radio-based services in the U.S. Virgin Islands are regulated by the FCC and Vitelco's local telephone service in the U.S. Virgin Islands is regulated by the PSC. The 1996 Act may significantly change many aspects of the regulation of Vitelco's business.

     Franchise. Vitelco provides basic local telephone service in the U.S. Virgin Islands pursuant to a franchise granted by the government of the Virgin Islands on October 9, 1959. The franchise is for an in-definite term unless and until terminated by the government of the U.S. Virgin Islands upon two years' prior written notice. In the event of such a termination, the franchise provides that the U.S. Virgin Islands government shall expropriate the entire business, plant and facilities of Vitelco. Vitelco has no reason to believe that the government of the U.S. Virgin Islands intends to exercise its right of termination in the foreseeable future. Vitelco derives local telephone service revenues from fixed monthly local service charges to subscribers at rates regulated by the PSC.

     The FCC. The FCC has jurisdiction over the rates for access services provided by local exchange carriers to long-distance carriers, as well as other matters relating to these services and has established a system of access charges to compensate local exchange carriers for the costs of originating and terminating long-distance services, including a fair return on investment. The FCC established the National Exchange Carrier Association, Inc. ("NECA") to prepare and file access charge tariffs for both traffic sensitive and non-traffic sensitive rate elements on behalf of all telephone companies that do not file separate tariffs or concur in a joint access tariff of another telephone company for all access elements and to administer the Universal Service Fund ("USF"), a pool funded by long-distance carriers, which is intended to assist local exchange carriers with higher than average non-traffic sensitive costs. Vitelco files its own access tariff with the FCC, which specifies Vitelco's charges to long-distance carriers for traffic sensitive access elements and references the NECA tariff for non-traffic sensitive access elements. Vitelco participates in and receives reimbursement from the non-traffic sensitive access charge revenue pool administered by NECA.

     The non-traffic sensitive portion of Vitelco's costs allocated to long-distance service is recovered through (i) flat-rate per line monthly access charges to subscribers and (ii) allocations to Vitelco from NECA's non-traffic sensitive pool of receipts from long-distance carriers. The revenues derived from the USF are considered to be local revenues for ratemaking purposes, rather than long-distance revenues, thereby reducing the rates payable by local subscribers.

     In May 1997, the FCC issued a decision modifying its rules and policies governing interstate exchange access services of incumbent local exchange carriers. That decision applied, with limited exceptions, solely to incumbent local exchange carriers who are governed by the FCC's price cap system of regulation. As regards incumbent local exchange carriers (such as Vitelco) who are subject to federal rate-of-return regulation, the FCC stated that it plans to initiate a separate access reform proceeding in 1998. Vitelco is not in a position to speculate on what reforms the FCC will propose in that proceeding or what impact such reforms might have on the Company's business. Vitelco also is not in a position to speculate on the outcome of the pending petitions for reconsideration or the court appeals filed by various parties regarding the FCC's May 1997 decision.

     In May 1997, the FCC also issued a decision modifying its federal universal service rules and policies pursuant to Section 254 and other provisions of the new law. In that decision, the FCC adopted rules defining universal service, establishing the eligibility criteria for carriers other than incumbent local exchange carriers to receive universal service support, establishing the criteria to determine which carriers must contribute to universal service support and the manner in which such contributions will be determined and administered, moving long term support from interstate exchange access charges to universal service support, and establishing new universal service mechanisms for schools, libraries and health care providers. At the present time, no carrier other than Vitelco qualifies to receive federal universal service support in the U.S. Virgin Islands.

     With respect to federal high cost support, the FCC held that rural carriers in high cost areas, such as Vitelco, should continue to receive universal service support through existing mechanisms, with some modifications, based upon such carriers' embedded costs. As stated in the FCC's May 1997 and subsequent decisions, those modifications include, among other things, an indexed cap on the growth of the high cost fund and limitations on the corporate operations expenses that qualify for universal service support. Such modifications limit the federal universal service support available to Vitelco now and in the future and could adversely impact

Vitelco's operations in the future. Additionally, until the FCC has ruled on pending reconsiderations of these decisions, the final outcome remains uncertain.

     The FCC endorsed the policy that universal service support for all high cost carriers should be determined based upon forward-looking economic costs rather than embedded costs. However, the FCC deferred adopting such a requirement for rural carriers such as Vitelco pending further FCC and other proceedings. The FCC stated that it would commence a proceeding by October 1998 to establish a forward-looking economic cost mechanism for rural carriers. The FCC stated that any such requirement that it might adopt in the future would not apply to rural carriers such as Vitelco until at least January 1, 2001. Vitelco believes that, while the use of forward-looking economic cost mechanisms to determine universal service support could have an adverse impact upon Vitelco, it would be premature for Vitelco to predict the potential impact of the FCC's new and prospective universal service rules and policies.

     With respect to rural carriers serving insular areas, the FCC deferred deciding whether such carriers should be required to shift to universal service support mechanisms based upon forward-looking economic costs at the same time as other rural carriers. Various parties have filed petitions for reconsideration and appeals of the FCC's decision adopting universal service rules and policies. Vitelco is unable to predict the impact that these future decisions might have upon its business interests.

     Cellular licenses and other public land mobile licenses are issued by the FCC for a term of ten years. Near the conclusion of the term, licensees must file applications for renewal to obtain authority to operate for an additional ten-year term. These applications may be denied for cause and other parties may file competing applications for the authorization. On March 11, 1993, the FCC adopted an order regarding the standards to be applied in cellular license renewal proceedings, which may involve a hearing if qualified competitors for the authorization file applications.

     The PSC. Vitelco's local telephone operations, including the services offered and the rates for those services, are subject to the jurisdiction of the PSC, which has jurisdiction over public utilities and transportation in the U.S. Virgin Islands pursuant to Title 30 of the U.S. Virgin Islands Code. Under Title 30 of the U.S. Virgin Islands Code and the rules and regulations promulgated thereunder, Vitelco is allowed to charge local service rates that will permit it to earn a reasonable return on investment and to recover its operating expenses. The rate of return is the amount of money earned by a utility in excess of operating costs, stated as a percentage of the utility's rate base, which is the value of the utility's property devoted to the provision of telephone service minus accumulated depreciation. The rate of return must be adequate to permit the utility to maintain its credit and to attract new capital. Vitelco may file new rates thirty days prior to the time the rates are intended to be effective. The new rates will become effective unless the PSC suspends them and initiates an investigation into their reasonableness. If the PSC determines that the proposed rates are unreasonable, the PSC may order that rates for the future be reduced. The PSC also may initiate an investigation of existing rates if it believes that these rates are unreasonable. In May 1997, Vitelco received a five year rebate of 90% of its Virgin Islands income taxes and 100% of its Virgin Islands gross receipts, excise and property taxes from the Virgin Islands Industrial Development Commission. On October 9, 1997, the PSC appointed counsel to evaluate the impact such rebate has on Vitelco's rate of return. It is unknown whether the PSC will initiate a proceeding to modify Vitelco's rates as a result of this evaluation.

     Between 1987, when ECI's predecessor acquired Vitelco, and 1992, ECI's predecessor and certain of its subsidiaries were involved in numerous legal and administrative proceedings with the PSC and entered into several settlement agreements with the PSC. These agreements resulted in rate reductions in 1989 (retroactive to 1988) and September 1, 1992. The latest agreement between Vitelco and the PSC with respect to rates provided that Vitelco's local rates would remain unchanged until January 1, 1995 at the earliest and that, if Vitelco earned more than an 11.5% return on its local rate base during the years 1993 to 1994, it would reduce its local rate base (and telephone plant on which depreciation is computed) in the following years by an amount equal to 50% of such excess earnings. These agreements also (i) require the prior approval of the PSC for any direct or indirect transfer of 51% or more of Vitelco's common stock, (ii) contain certain restrictions on intercompany transactions between Vitelco and its affiliated companies and on advisory fees,
(iii) prohibit loans to or payments on behalf of affiliated companies by Vitelco, (iv) where allocation of expense between Vitelco and an affiliate is necessary, require the affiliate to repay Vitelco within 60 days with interest at 1% above the prime rate, (v) require Vitelco to maintain an equity ratio of 25%, (vi) except for payments to service ATN-VI's debt obligations to the Rural Telephone Finance Cooperative (the "RTFC"), prevent Vitelco from paying dividends in excess of 60% of net income so long as its equity ratio is below 40%, (vii) except for payments to service ATN-VI's debt obligations to RTFC, prohibit from paying any dividends if its equity ratio falls below 25% and
(viii) require that the chief executive officer of Vitelco not be an employee, executive or member of the board of directors of any affiliate of Vitelco or have any ownership interest in excess of 5% in any affiliate of Vitelco and that such chief executive officer be allowed the normal range of discretion for a chief executive officer of a public utility. Although the latest agreement between Vitelco and the PSC essentially expired on January 1, 1995, Vitelco has been operating since that date at the rates established in that agreement.

     The PSC does not currently regulate cellular telephone service or rates; however, in April 1993, the PSC reopened a proceeding, originally initiated in 1990, to consider whether and to what extent to regulate cellular rates and services and whether to direct Vitelco to tariff interconnection rates. On August 10, 1993, Congress enacted an amendment to the Communications Act of 1934 that preempts state regulation of cellular rates and entry. Although states may petition the FCC to continue or initiate rate regulation, the FCC has stated that a petitioning state will have to clear substantial hurdles to be allowed to regulate rates for cellular service. The Company knows of no PSC interest in filing such a petition with the FCC.

Taxation

     United States. As a U.S. corporation, ECI is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. ECI's Virgin Islands subsidiaries are classified as controlled foreign corporations ("CFCs") for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under those provisions, ECI may be required to include in income certain earnings and profits ("E&P") of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times, prior to their being distributed to ECI. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained in those provisions, ECI is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against ECI's U.S. federal income tax. The 10% Virgin Islands withholding tax applicable to dividends from the Virgin Islands is likely to constitute an additional cost of distributing any such dividends, because, after credit for allocable Virgin Islands corporate tax, ECI may not benefit from the potential credit for the withholding tax.

     A U.S. corporation is classified as a Personal Holding Company ("PHC") if
(a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of "PHC Income." For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of such corporation for that year (i.e., net income as reflected on the corporation's U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 39.6%. ECI does not believe that it will satisfy the income criterion for classification as a PHC.

     U.S. Virgin Islands. Although the U.S. Virgin Islands is a taxing jurisdiction separate from the United States, the Code is the controlling taxing statute in the U.S. Virgin Islands, with the words "Virgin Islands" substituted for the words "United States" where appropriate. A corporation organized under the laws of the U.S. Virgin Islands is generally taxed at a 35% marginal rate on its worldwide income, subject to reduction by foreign tax credits, if available, plus a surcharge equal to 10% of the basic tax (i.e., an additional 3.5%). A corporation that is not organized under the laws of the U.S. Virgin Islands is generally subject to corporate income tax at a 35% rate, plus an additional 3.5% surcharge, on income effectively connected with a trade or business in the U.S. Virgin Islands, and to an 11% branch profits tax on effectively connected earnings and profits which are not reinvested in its U.S. Virgin Islands trade or business. Corporations not organized in the U.S. Virgin Islands are generally subject to a 10% U.S. Virgin Islands withholding tax on interest or dividends received from sources within the U.S. Virgin Islands (other than any dividends received from a corporation not organized under the laws of the U.S. Virgin Islands). Further, Section 1274(b) of the Tax Reform Act of 1986 authorized the U.S. Virgin Islands to enact non-discriminatory local income taxes. Corporations and other taxpayers are also generally subject to property, gross receipts, excise and stamp taxes in the U.S. Virgin Islands. Under the U.S. Virgin Islands Industrial Development Commission (the "IDC"), the U.S. Virgin Islands may offer tax benefits to qualifying businesses for the purpose of promoting the growth, development and diversification of the U.S. Virgin Islands economy.

     ATN-VI, Vitelco, VitelCellular and, until its merger into ATN-VI, Vitelcom (the "ATN-VI Group") file consolidated income tax returns in the U.S. Virgin Islands. Pursuant to the IDC and subject to the satisfaction of certain conditions by Vitelco, Vitelco was granted the following tax benefits through September 30, 1996: (i) a rebate of 11.25% of Vitelco's U.S. Virgin Islands income tax, income tax surcharge and customs duties and other taxes on raw materials which are attributable to the operations of Vitelco; and (ii) an exemption from 12.5% of Vitelco's U.S. Virgin Islands real property, gross receipts and excise taxes. The amount of these benefits in 1997 was $0. In May 1997, Vitelco was granted a rebate of 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes for the five year period beginning October 1, 1998. On October 9, 1997 the PSC instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

     Dividends from ATN-VI to ECI and interest payments from any member of the ATN-VI Group of companies to ECI or any affiliates not organized in the U.S. Virgin Islands may be subject to a 10% U.S. Virgin Islands withholding tax.

Employees

     At December 31, 1997, Vitelco employed approximately 397 individuals. Approximately 268 of Vitelco's employees are represented by the United Steel Workers of America (the "Steel Workers"). Vitelco's contract with the Steel Workers expires on September 30, 1999.

ITEM 2.  PROPERTIES.

     At December 31, 1997, Vitelco, VitelCellular and Vitelcom utilized approximately 132,000 square feet of building space on approximately 16 acres of land in various locations throughout the U.S. Virgin Islands. Of this space, approximately 116,000 square feet of building space on approximately 12 acres was owned (subject to a first priority security interest securing certain indebtedness to the RTFC and the Rural Utilities Service, an agency of the U.S. government (the "RUS")) and 16,000 square feet on approximately 4 acres was leased. Vitelco carries insurance in an aggregate amount of $50 million against damage to any of its property and business interruption insurance for damage to any of its properties other than telephone poles, cables and lines ("outside plant"). In addition, ATN-VI has insurance with respect to its outside plant in the amount of $30 million per storm and $55 million in the aggregate.

     Vitelco's network system principally utilizes the ITT System 1210 Digital Switch (the "1210 Switch") interconnected by fiber optic cable (on an intra-island basis) and digital microwave radio (on an inter-island basis). In addition, in January 1989, Vitelco purchased a DMS-100 switch (the "DMS-100 Switch") from

Northern Telecom (CALA) Corporation and installed the switch in July 1989 in its main office in St. Thomas. The DMS-100 Switch has increased Vitelco's capacity to serve access lines.

     VitelCellular's system in the U.S. Virgin Islands consists of four full power cell sites and one high power enhancer on St. Thomas, a full power cell site and a high power enhancer on St. John, and two full power cell sites and one high power enhancer on St. Croix, which cover most of the land area of the islands and the surrounding waters. Despite the small land area of the islands, the mountainous terrain requires multiple radio sites for adequate coverage. The mobile telephone switching office that controls all of the radio sites is located on St. Thomas. All of VitelCellular's switching equipment is manufactured by Northern Telecom, Inc.

ITEM 3.  LEGAL PROCEEDINGS.

     ECI is not currently party to any legal proceedings which are expected to have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of ECI's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ECI's Common Stock began trading on the American Stock Exchange (symbol "ECM") on December 31, 1997.

     The high and low prices of ECI's Common Stock for the period ended March 26, 1998 were $8 3/4 and $6 1/2, respectively.

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected historical financial data of the Company and its subsidiaries as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 have been derived from ECI's audited consolidated financial statements. The Company's selected historical consolidated financial data should be read in conjunction with the ECI's audited consolidated financial statements and related notes thereto, as of December 31, 1997 and for each of the three years in the period ended December 31, 1997. All dollar amounts are in thousands, except per share data.

                                      -13-


                             SELECTED STATEMENT OF OPERATIONS DATA OF THE COMPANY

                                                              Year Ended December 31,
                                                       (in thousands, except per share data)
                                                       1993       1994       1995      1996      1997

  Statement of Operations Data:
  Revenues:
     Telephone operations (1)...................     102,200     134,867    184,632   206,002   182,349
     Cellular services..........................       2,808       3,616      5,910     5,480     3,663
     Product sales and rental...................       4,489       4,879      5,128     5,435     4,942
                                                     --------------------------------------------------
     Total revenues.............................     109,497     143,362    195,670   216,917   190,954
  Expenses:
     Telephone operations.......................      66,307      89,320    130,575   155,174   134,401
     Cellular services, product sales and
       rental                                          5,747       6,553      8,399     8,231     7,957
       expenses.................................
     General and administrative expenses              12,921       9,341     10,219     9,458    12,168
                                                     --------------------------------------------------
     Total operating expenses                         84,975     105,214    149,193   172,863   154,526
  Income from operations........................      24,522      38,148     46,477    44,054    36,428
  Other income and expense:
     Loss on split-off of ATN...................          --          --         --        --   (45,041)
     Interest expense...........................     (12,041)    (13,044)   (12,511)  (11,289)  (10,548)
     Interest income............................         204         246        971       458       351
     Total other income and expense.............     (11,837)    (12,798)   (11,540)  (10,831)  (55,238)
  Income (loss) before income taxes and
     minority                                         12,685      25,350     34,937    33,223   (18,810)
     interest...................................
  Income taxes (benefit) (2)....................       5,458      10,465     15,250    13,039      (897)
                                                     --------------------------------------------------
  Minority interest.............................      (1,030)     (1,743)    (2,477)   (2,177)   (1,340)
  Income (loss) from continuing operations......     $ 6,197    $ 13,142   $ 17,210   $18,007  $(19,253)
                                                     ==================================================
  Basic net income (loss) per share from
     continuing operations......................       $ 0.50     $ 1.07     $ 1.40     $ 1.47   ($1.57)
  Dividends per share...........................       $ 0.20        --          --        --        --
  Weighted average number of shares.............      12,273      12,273     12,273    12,273    12,269


                                  SELECTED BALANCE SHEET DATA OF THE COMPANY

                                                                     At December 31,
                                                                     ---------------
                                                     1993        1994       1995       1996       1997
                                                     ----        ----       ----       ----       ----

  Balance Sheet Data:
  Fixed assets, net.............................  $ 249,415   $ 242,548  $ 226,660  $ 251,996      154,096
  Total assets..................................    336,564     340,113    371,939   389,324       224,308
  Short-term debt (including current
    portion of long-term debt)..................     19,362      19,249     24,841    30,095        28,227
  Long-term debt, net...........................    152,453     141,214    128,362   116,227       105,138
  Stockholders' equity..........................    101,300     114,861    130,956   149,791        58,770


(1) In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover approximately $9.5 million of lost revenues over a period of 18 months relating to an October 1995 PUC order which temporarily reduced rates for outbound long-distance calls to certain countries. These reduced rates were in effect for the period of October 1995 through January 1997. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regards to the reduced rates described above and rates were returned to the rates in existence in October 1995. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits. The Company has recognized the approximately $9.5 million of lost revenues in the year ended December 31, 1997.


(2) In May 1997, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has adjusted its deferred tax assets and liabilities to reflect the change in tax rates applicable to Vitelco during the benefit period. This change resulted in the Company recording a non-recurring credit to income tax expense of approximately $12 million ($.98 per share) in the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Split Off Transaction

     On December 30, 1997, ATN split off into two separate public companies pursuant to the Split Off Transaction. One company, ECI contains all the predecessors telephone operations in the U.S. Virgin Islands. The other, ATN, continues to own the business and operations in Guyana. Because ECI was the larger of the two entities, ATN was deemed the split-off entity and ECI was deemed the successor company. Consequently, the historical financial statements of ECI prior to the Split Off Transaction reflect those of the consolidated group and include the operations in Guyana.

     The Split Off Transaction was a non pro-rata split off and was accounted for at fair value as evidenced by the market capitalization of ATN subsequent to the Split Off Transaction. Accordingly, the loss on fair valuation of the net assets of ATN has been included in the consolidated statement of operations.

     Subsequent to the split-off, ECI will no longer include the operations or financial results of the Guyana subsidiary GT&T. Pro-forma results of operations for the year ended December 31, 1997 as if GT&T had been split-off as of December 31, 1996 are presented below. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Split Off Transaction had occurred at the beginning of the period indicated, nor is it necessarily indicative of future operating results. All figures are in thousands, except per share data.

                    Revenues                             $ 73,339
                    Expenses (1)                           55,403
                                                         --------
                      Income from Operations             $ 17,936
                    Other income and expense               (8,038)
                    Income Taxes                           (8,391)
                      Pro-Forma Net Income (2)           $ 18,289
                                                         --------
                    Income per share                     $ 1.67
                                                         --------
                    Pro forma average shares
                    outstanding                           10,959
                                                         ========

(1) Includes an allocation of the total general and administrative cost ECI shared with ATN. Such costs are not necessarily indicative of the costs that would have been incurred if the companies had been operated as unaffiliated entities. It is not practical to estimate these costs on a stand-alone basis.

(2) Includes approximately $12 million ($1.09 per share) of IDC benefits for the year ended December 31, 1997. See footnote H to ECI's consolidated financial statements for additional information.

Introduction

     The Company's revenues and income from continuing operations have been derived principally from the operations of its telephone subsidiaries, Vitelco and, prior to the Split Off Transaction, GT&T. Vitelco derives most of its revenues from local telephone and long-distance access services. GT&T derives almost all of its revenues from international telephone services. Other operations in the Company's historical Consolidated Statements of Operations include: Vitelcom Cellular, Inc. d/b/a VitelCellular, which provides cellular telephone service in the U.S. Virgin Islands; and, until its merger into ATN-VI, Vitelcom, which supplies customer premises equipment in the U.S. Virgin Islands.

     The principal components of operating expenses for the Company's telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, long-distance expenses and taxes other than income taxes. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include Vitelco's and GT&T's expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. Cellular services and product sales and rentals expense includes the operating expense of VitelCellular and Vitelcom. General and administrative expenses consist principally of parent company overheads and amortizations.

Results of Operations

     Years ended December 31, 1997 and 1996

     Operating revenues for the year ended December 31, 1997 were $191.0 million as compared to $216.9 million for the prior year, a decrease of $25.9 million, or 12%. The decrease was due principally to a $30.6 million decrease in GT&T's operating revenues and a $1.9 million decrease in VitelCellular's operating revenues. These decreases were partially offset by a $7.0 million increase in Vitelco's operating revenues.

     The $30.6 million decrease in GT&T's operations was primarily due to a $44.0 million decrease in audiotext traffic revenues partially offset by a $14.3 million increase in outbound international revenues. The $44.0 million decrease in audiotext traffic revenues for the year ended December 31, 1997 was primarily due to reduced audiotext traffic. GT&T's volume of audiotext traffic fluctuated between 9 and 10 million minutes per month in 1996, while the monthly volume of audiotext traffic in 1997 averaged about 20% less. The reduction in traffic volume accounted for approximately $21.3 million, or 48% of the $44.0 million decrease in audiotext revenues. Fifteen percent of the decline in audiotext traffic in 1997 resulted from approximately $6.6 million chargebacks from a carrier. The remaining decrease in audiotext revenues results from a combination of the following factors: the mislabeling of the origin of certain traffic, changes in the traffic mix, certain accounting rate reductions, and the strength of the U.S. dollar against certain foreign currencies. Mislabeling of the origin of traffic occurs when a carrier reports traffic as coming from one country when it actually originated in another. Changes in traffic mix refers to the mix between countries of origins which have different accounting rates and accounting rate reductions occur when the Company and a foreign administration (telephone company) agree to a change in rates.

     Outbound international revenues at GT&T for the year ended December 31, 1997 were $26.6 million, an increase of $14.3 million, from $12.3 million for the prior year. The increase was principally a result of the recognition of $9.5 million in revenues relating to outbound international long distance revenues for the period from October 1995 to January 1997. In September 1997, the Guyana High Court denied an order which sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. The balance of the increase is attributable to the restoration in January 1997 of the higher rates that were in effect in October 1995, even though traffic volumes were approximately 19% lower in 1997 compared to the prior year.

     Vitelco's telephone operations revenues for the year ended December 31, 1997 were $64.7 million, an increase of $7.0 million, from $57.7 million for the prior year. This increase is primarily the result of the completion of the recovery from Hurricane Marilyn in September 1995 and an increase in Universal Service Fund revenues of $2.9 million as a result of increased investment in net fixed assets. At December 31, 1997, Vitelco had 62,140 lines in service compared to 59,470 at December 31, 1996.

     Operating expenses for the year ended December 31, 1997 were $154.5 million, a decrease of $18.3 million, or 11%, from consolidated operating expenses of $172.9 million for the prior year. This decrease was due principally to decreases in audiotext and outbound traffic expenses at GT&T of $24.4 million in 1997 due to decreased traffic volumes. Partially offsetting these decreases were increases in plant non-specific expenses resulting from increased plant in service. General and administrative expenses increased $2.7 million for 1997. The increase in general and administrative expense for 1997 is principally due to a $1.3 million charge related to the suspension of the acquisition of the Congo national phone system in the second quarter of 1997.

     Income from operations decreased $7.6 million in 1997 as a result of those factors affecting operating revenues and expenses discussed above. Including the $9.5 million of outbound international long distance revenues related to the surcharge put into effect October 1, 1997, as discussed above, GT&T's contribution to income from operations decreased by $8.5 million, or 25%, in 1997. Vitelco's contribution to income from operations increased by $5.2 million, or 31% for the year ended December 31, 1997. Income from Cellular Services and Product Sales decreased $2.0 million in 1997 principally due to a decrease in cellular service revenues.

     As indicated in the discussion of the Split-Off Transaction above, the loss recorded in 1997 on the split off of ATN on December 30, 1997 was $45.0 million. Net interest expense decreased $634,000 for the year due to reduced average debt. Income before income taxes and minority interest decreased $7.0 million to $26.2 million in 1997. As discussed in Note H to the Consolidated Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $12 million. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. On October 9, 1997 the Virgin Islands Public Service Commission ("PSC") instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

     Before giving effect to the change in deferred taxes and the non-deductible loss on the split-off and fair valuation of ATN, as discussed above, the Company's effective tax rate for the years ended December 31, 1996 and 1997 were 39.2% and 41.1%.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

     Years ended December 31, 1996 and 1995

     Operating revenues for the year ended December 31, 1996 were $216.9 million as compared to $195.7 million for the prior year, an increase of $21.2 million (11%). The increase was due principally to a $14.9 million increase in audiotext traffic revenues at GT&T and a $4.3 million increase in local exchange and access charges at Vitelco for the year ended December 31, 1996. Vitelco's telephone operations revenues increased $4.3 million for the year ended December 31, 1996, principally as a result of restored lines in service to pre-Hurricane Marilyn levels. Hurricane Marilyn struck the Virgin Islands putting approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. At December 31, 1996 Vitelco had 59,470 lines in service.

     Operating expenses increased $23.7 million (16%) for the year ended December 31, 1996. This increase was due principally to increases in audiotext and outbound traffic expenses at GT&T of $20.1 million due to increased traffic volume. As a result of a rate decrease ordered by the Guyana PUC on October 11, 1995, GT&T's outbound international traffic increased by approximately 44% during the year ended December 31, 1996 resulting in an approximately $6.5 million increase in outbound traffic expenses. An additional factor contributing to the increase in operating expenses was plant specific expense which increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the first quarter of 1996 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn.

     Overall, income from telephone operations decreased $3.2 million (6%) for the year ended December 31, 1996. The decrease occurred principally because of negative margins on outbound traffic at GT&T which in turn, was caused principally by rate decreases ordered by the PUC in October 1995. In January 1997, the Guyana High Court voided the PUC's order and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level. While these rates are also less than the associated outbound expense, had these rates been in effect throughout 1996, the Company estimates that GT&T's income from telephone operations in 1996 would have been approximately $8.5 million greater than it was, assuming GT&T's volume of traffic remained unchanged. Audiotext traffic increased 20.7 million minutes and other GT&T inbound paid and outcollect traffic increased 2.4 million minutes for the year ended December 31, 1996. These revenue increases at GT&T were more than offset by increased international long distance, plant, and other operating expenses. This resulted in a decrease in GT&T's contribution to income from telephone operations of $4.6 million (12%) for the year ended December 31, 1996. This was offset by a $1.4 million increase in the contribution to income from telephone operations at Vitelco caused by the restoration of lines in service after Hurricane Marilyn's impact discussed above.

     GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August 1995. From August 1995 through December 1996 audiotext traffic fluctuated between approximately 9 million and 11 million minutes per month. Profit margins from this traffic decreased approximately 4% in 1996 principally due to a shift in traffic mix to less profitable countries and reductions some in accounting rates. In addition, margins are expected to decrease in the future as certain foreign carriers insist that terminating carriers of audiotext traffic bear a portion of the risk of non-collection associated with such traffic.

     Net interest expense declined $709,000 due to decreased interest rates and lower outstanding debt. This resulted in income before income taxes and minority interest decreasing $1.7 million (5%) for the year ended December 31, 1996.

     The Company's effective tax rate for the year ended December 31, 1996 was 39.2% as compared to 43.6% for the prior year. The $2.2 million decrease in income tax expense is principally due to lower taxable income at GT&T which has a higher effective tax rate than the balance of the Company.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Liquidity and Capital Resources

     ECI depends upon funds received from its subsidiaries to meet its capital needs, including servicing debt and financing of any future acquisitions. As a result of the split-up of ATN in two separate public companies, the Company's capital resources have changed significantly, and the Company has fewer resources and significantly reduced operations for the near term. However, the Company believes existing liquidity and capital resources will be adequate to meet current operating needs.

     In connection with the Split Off Transaction, ECI assumed approximately $5.5 million of bank debt of ATN, of which $5.5 million was outstanding at December 31, 1997 under a short-term credit facility which matures October 1, 1998. The Company's primary sources of funds are management fees, repayment of loans, interest from ATN-VI, and dividends from ATN-VI.

     In connection with the Split Off Transaction, ATN-VI borrowed approximately $17.4 million, net, from the RTFC under a 15 year credit facility (the "1997 RTFC Credit Facility"). This facility provides for quarterly amortization of principal and interest of approximately $500,000. At December 31, 1997, $17.4 million, net, was outstanding under this credit facility, which bears interest at a variable rate, which was 6.65% at December 31, 1997. In addition to the 1997 RTFC Credit Facility, ATN-VI had other outstanding borrowings from the RTFC of $15.6 million, net, at December 31, 1997, of which $1.3 million bears interest at a variable rate, which was 6.65% at December 31, 1997, and $14.3 million bears interest at a fixed rate of 8%.

     ATN-VI's loan agreements with the RTFC limit the payment of dividends by ATN-VI to ECI unless ATN-VI meets certain financial ratios, which were met at December 31, 1997, and, after payment of the dividend ATN-VI's stockholders' equity is greater than 30% of total assets. ATN-VI's loan agreements with the RFTC contain covenants that restrict ATN-VI from, among other things: (i) with certain exceptions, engaging in consolidations, mergers and sales of assets;
(ii) with certain exceptions, creating, incurring, assuming or suffering to exist other indebtedness; (iii) with certain exceptions, making investments or loans in any other person or entity; (iv) acquiring assets or capital stock of other entities except for certain permitted acquisitions; and (v) redeeming, retiring or purchasing capital stock of ATN-VI without, in each case, the prior written approval of RTFC.

     ATN-VI's ability to service its debt or to pay dividends will be dependent on funds from its parent or its subsidiaries, primarily Vitelco. Vitelco's loan agreement with the RUS (the "RUS Loan Agreement") and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the PSC also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, if the equity ratio, as defined, is below 40%. although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at December 31, 1997, Vitelco's dividend paying capacity was approximately $4.7 million.

     At December 31, 1997, Vitelco had an outstanding balance under the RUS Loan Agreement of $54.4 million, which bears interest at a fixed rate of 5%. The RUS Loan Agreement calls for fixed monthly principal and interest payments of $7.04 per $1,000 of loan balance with any remaining balance due May 2012. The RUS Loan Agreement contains covenants, which, with certain exceptions restrict Vitelco from: (i) engaging in mergers and consolidations; (ii) selling, leasing or transferring any capital assets; (iii) entering into any contract for the management of its business or operations or maintenance of its properties; (iv) declaring or paying dividends, unless certain criteria are met; (v) guaranteeing or incurring additional indebtedness; and (vi) making investments except as otherwise permitted.


     At December 31, 1997, Vitelco has outstanding borrowings from the RTFC of $20.5 million, of which $10.6 million was owing under a term loan which bears interest at a fixed rate of 9.75% (the "9.75% Term Loan"), $9.9 million was owing under a term loan which bears interest at a fixed rate of 8% (the "8% Term Loan"), $5 million was owing under a $5 million revolving line of credit with an interest rate of 7.25% and $13.5 million was owing under a $15 million revolving loan of credit with an interest rate of 7.25%. The $5 million line of credit with the RTFC expires in March 2000, and the $15 million line of credit with the RTFC expires in October 1998. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1998, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

     Vitelco's Loan agreements with the RTFC require, among other things, ATN-VI and Vitelco to maintain certain financial ratios. Vitelco may incur additional debt with RUS without prior approval from RTFC if Vitelco maintains certain financial ratios. Vitelco's loan agreement contains covenants, which, with certain exceptions, restrict: (i) Vitelco from entering into any business venture with respect to business in which it is not currently engaged and ATN-VI from entering into any business venture other than as a holding company for its subsidiaries; (ii) ATN-VI from selling and permitting any liens upon the capital stock of Vitelco; (iii) ATN-VI from incurring additional indebtedness; (iv) ATN-VI from declaring or paying any dividends, unless certain criteria are met;
(v) ATN-VI and Vitelco from engaging in mergers or consolidations; (vi) ATN-VI from making or committing to make any investment in any person except as otherwise permitted; (vii) ATN-VI from creating, assuming, incurring or suffering to exist any lien upon any of its property or assets or the property or assets of Vitelco; (viii) ATN-VI from forming or acquiring any subsidiaries; and (ix) ATN-VI from permitting any subsidiary to sell or transfer any asset for purposes of effecting a lease.

     The RUS and RTFC Loan Agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of December 31, 1997, the Company was in compliance with all covenants in its long-term debt agreements.

     While the Company believes capital resources are adequate to meet current operations, the Company is also exploring several opportunities to acquire cellular licenses, cable television properties or land line telephone companies in the Caribbean and developing countries. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking or whether it will obtain financing to do so.

Impact of Inflation

     The effect of inflation on the Company's financial results of telephone operations in the U.S. Virgin Islands has not been significant in recent years. The effect of inflation on the cost of providing telephone service in U.S. Virgin Islands has generally been offset (without any increase in local subscribers' rates) by in-creased revenues resulting from growth in the number of subscribers and from regulatory cost recovery practices in determining access revenues.

Year 2000 Compliance

     The inability of computer hardware, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

     The Company is identifying all significant applications in its systems that will require modification or replacement to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and replacements and test Year 2000 Compliance. The modification process of all significant applications is under way. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company is planning to communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors, However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     An index to the Consolidated Financial Statements appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

Name                                           Age    Title

Jeffrey J. Prosser.......................      40    Chairman of the Board, Chief Executive Officer
                                                     and Secretary
Thomas R. Minnich........................      60    Chief Operating Officer
Edwin Crouch.............................      49    Vice President for Investor Relations
James J. Heying..........................      43    Executive Vice President for Acquisitions and
                                                     Chief Financial Officer
Richard N. Goodwin.......................      67    Director
Salvatore Muoio..........................      38    Director
Sir Shridath Ramphal.....................      69    Director
John P. Raynor...........................      46    Director
John G. Vondras..........................      50    Director
Terrence A. Todman                             72    Director

Directors

     Jeffrey J. Prosser, 40, was elected Chairman, Chief Executive Officer and Secretary of the Company in 1997. He was Chairman of the Board, Co-Chief Executive Officer and Secretary of ATN from June 1987 to December 1997. From 1980 until 1987, Mr. Prosser was a managing shareholder of Prosser & Prosser, P.C. ("Prosser & Prosser"), an accounting firm.

     Richard N. Goodwin, 67, was elected a director in 1997. He is an author, columnist and a member of the Massachusetts Bar, who has also spent much of his life in public service. Mr. Goodwin serves as a consultant to the Government of the U.S. Virgin Islands and to several private corporations and has done so since 1985. Mr. Goodwin is an occasional columnist for the Los Angeles Times, and is the author of "Triumph or Tragedy: Reflections on Vietnam," "The Sowers Seed--a Tribute to Adlai Stevenson," "Promises to Keep--A Call for a New American Revolution," and "Remembering America," and the to-be-published "The Hinge of the World." In the 1960s, he served as Special Consultant to House Subcommittee on Legislative Oversight, where he conducted investigation of rigged television quiz shows, Assistant Special Counsel to President John F. Kennedy, Deputy Assistant Secretary of State for Inter-American Affairs, and Special Assistant to President Lyndon Johnson. Mr. Goodwin also served as a law clerk to Mr. Justice Felix Frankfurter, U.S. Supreme Court in 1959.

     Salvatore Muoio, 38, was elected a director of the Company in 1997. He is a principal and general partner of S. Muoio and Co. LLC. He was a securities analyst for Lazard Freres & Co. LLC from 1995 to 1996 in the telecommunications and media sectors, and for Gabelli & Co., Inc. from 1985 to 1995, serving as a generalist and in the communications sector. From 1993 to 1995, Mr. Muoio was portfolio manager for Gabelli Global Telecommunications Fund, Inc. and from 1990 to 1995 also served as Director of Research for GAMCO Investors. He has been a director of Lynch Corporation since November 1995.

     John P. Raynor, 46, was elected a director of the Company in 1997. He was a director of ATN from June 1987 to December 1997. From March 1, 1982 to March 31, 1987, Mr. Raynor was a partner of

Schumacher & Gilroy, a law firm located in Omaha, Nebraska. Since April 1, 1987, Mr. Raynor has been a partner of Raynor, Rensch & Pfeiffer (or its predecessors), a law firm located in Omaha, Nebraska.

     Sir Shridath S. Ramphal, 69, was elected a director of the Company in 1997. He was a director of ATN from February 1, 1992 to December 1997. An international consultant, he has been chancellor of the University of Warwick (United Kingdom) and chancellor of the University of the West Indies since 1989. He is also currently co-chairman of the international commission on Global Governance and chairman of the Leadership for Environmental and Developmental
(LEAD) Programs. He was president of the International Union for the Conservation of Nature from December 1990 to January 1994, chairman of the West Indian Commission from July 1990 to February 1993, and chancellor of the University of Guyana from 1988 to 1992. He was secretary-general of the British Commonwealth from 1975 to 1990. A native of Guyana, Sir Shridath served as Guyana's attorney general and minister of Foreign Affairs from 1965 to 1975.

     John G. Vondras, 50, was elected a director of the Company in 1997. He is President Director of PT ARIAWEST International, the joint venture company operating the West Java KSO partnership with PT TELKOM. Prior to October, 1995, Mr. Vondras was Executive Director--Finance (Auditing) and Executive Director--International Network Strategies (May 1992 to November 1993) for U.S. West Inc. He has over 25 years experience in the telecommunications industry in both line and staff functions.

     Terrence A. Todman, 72, was elected a director of the Company on March 9, 1998. Ambassador Todman is President of Todman & Associates, Inc., an international consulting firm, and an Associate of Global Business Access Ltd. Ambassador Todman is also a special advisor to the Governor of the U.S. Virgin Islands. Ambassador Todman served as Ambassador to Argentina (1989-1993), Ambassador to Denmark (1983-1983), Ambassador to Spain (1978-1983), Ambassador to Costa Rica (1975-1977), Ambassador to Guinea (1972-1975), Ambassador to Chad (1969-1972) and as Assistant Secretary of State for Inter-American Affairs (1977-1978). Ambassador Todman is a member of the board of directors of Aerolineas Argentinas and of the Exxel Group.

Officers

     For information regarding Mr. Prosser, see "--Directors".

     Thomas R. Minnich has been the Chief Operating Officer of the Company since 1997. Previously, he was employed by ATN from August 1995 and he was the General Manager--Guyana Telephone and Telegraph Company Limited, a subsidiary of ATN, from March 1996 until 1997. From September 1994 until August 1995, he was Senior Vice President-- Telecommunications & Government Affairs for ICS Communications. From 1985 to 1994, Mr. Minnich was President and CEO of Mantanuska Telephone Association, one of Alaska's primary telephone companies. Previously, Mr. Minnich worked in various capacities for GTE for over 30 years.

     James J. Heying has been the Company's Executive Vice President for Acquisitions since 1997. In January 1998, he was appointed Chief Financial Officer of the Company. Mr. Heying was Chief Operating Officer and Vice President of ATN from April 1993 to December 1997. Previously, from January 1990 until April 1993, Mr. Heying was Chief Financial Officer and Treasurer of both ATN and the Virgin Islands Telephone Company, a wholly owned subsidiary of the Company. From 1981 until 1983, Mr. Heying was a staff accountant and a tax consultant at Touche Ross & Co. (a predecessor of Deloitte & Touche LLP, an international accounting firm), and, from 1983, until 1989, was employed by Prosser & Prosser, P.C. as a manager and Certified Public Accountant. Mr. Heying also served as a financial advisor to ATN and Vitelco from 1987 until 1989. Mr. Heying obtained a B.B.A. degree in accounting and an M.A. degree in accounting from the University of Iowa in 1979 and 1981, respectively.

     Edwin Crouch has been the Company's Vice President for Investor Relations since 1997. Previously, he was Vice President, Investor Relations of ATN from 1990 to 1997.

Board and Committee Meetings

     During 1997, the Board took all corporate action by unanimous written consent (principally related to the Split Off Transaction) and held no meetings.

     The Board has two standing Committees: an Audit Committee and a Compensation Committee. The members and functions of these committees are as follows:

     The Audit Committee has the authority, among other things, to appoint the auditors of the Company and to approve their audit fee, to review all financial statements and report to the Board and to review and assess the Company's internal audit program and the adequacy of the Company's accounting, financial and operating policies and controls. The members of the Audit Committee are John
P. Raynor and John G. Vondras. During 1997, the Audit Committee held no meetings.

     The Compensation Committee has the authority, among other things, to review recommendations from the Chief Executive Officer regarding (i) general compensation and contractual policies to be applied to the Directors and Executive Officers and (ii) options and incentive schemes, and to submit recommendations to the Board on those areas as well as to determine the compensation and employment conditions for the Chief Executive Officer and Chairman and to approve the service contracts of Directors. The members of the Compensation Committee are Salvatore Muoio, Sir Shridath S. Ramphal and John P. Raynor. During 1997, the Compensation Committee held no meetings.

Compensation Committee Report on Executive Compensation

     The executive compensation philosophy, policies, plans and programs of the Company are under the supervision of the Compensation Committee of the Board. Since the Company did not begin its operations as an entity separate from ATN until December 31, 1997, the Compensation Committee did not meet in 1997. The Compensation Committee is in the process of evaluating the appropriate compensation philosophy, plans and programs for the Company. The compensation of the Company's Chief Executive Officer will be determined in part by the terms of his employment agreement with the Company described below.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth the individual compensation information for the Chairman of the Board and Chief Executive Officer the other four executive officers of ECI who were paid compensation by the Company in excess of $100,000 for all services rendered in all capacities to the Company and its subsidiaries in the prior three years (the "Named Executive Officers").


                                          Summary Compensation Table

                                            Annual Compensation                  Long-Term Compensation Awards
                                                                                  Number of         All Other
Name and Principal Position   Fiscal Year      Salary(a)           Bonus           Options       Compensation(b)
-----------------------------

Jeffrey J. Prosser                1997      $250,000              --------           273,978           --------
Chairman of the                   1996       250,667              --------                             --------
Board, Chief Executive            1995       250,667              --------                             --------
Officer and Secretary

Thomas R. Minnich                 1997       218,349              --------            --------         --------
Chief Operating                   1996       195,825              --------            --------         --------
Officer                           1995        46,321(c)           --------            --------         --------

James J. Heying                   1997       188,000              --------            --------            4,750
Chief Financial                   1996       188,673              --------            --------            4,750
Officer and  Executive Vice       1995       237,142              --------            --------            4,620
President for  Acquisition

David L. Sharp                    1997       172,395              --------            --------            4,750
President of                      1996       173,067              --------            --------            4,750
Vitelco                           1995       173,066              --------            --------            4,620

Edwin Crouch                      1997       125,000              --------            --------            2,908
Vice President                    1996       166,305              --------            --------            4,750
for Investor Relations            1995        93,640              --------            --------            4,620

--------------------------------

(a) Includes salary deferrals under the Company's 401(k) profit sharing plan (the "401(k) Plan").

(b) Consists of Company matching contributions under the 401(k) Plan.

(c) Reflects salary of Mr. Minnich from July 1995, when Mr. Minnich joined ATN, through December 31, 1995.


Option Grants in 1997

     The following table sets forth the number of stock options that were granted by the Company during 1997 to the Named Executive Officers.


                                                  Individual Grants
----------------------------------------------------------------------------------------------------------------------

                                                % of Total
                                                Options
                            Options             Granted to                                              Grant
                            Granted             Employees        Exercise                               Date
                            (No. of             in Fiscal        Price             Expiration           Present
Name                        Shares) (1)         Year             Purchase (2)      Date                 Value (3)
------------------------                        -------------    -------------     -----------------    --------------

Jeffrey J. Prosser              273,978             100%            $8.00            December 31,        $1,005,646
                                                                                         2007
------------------------

(1) The options consist of options granted under the Company's 1997 Long-Term Incentive and Share Award Plan to Mr. Prosser pursuant to the terms of his employment agreement. Of these options, 68,495 were vested and exercisable as of December 31, 1997. The remaining 205,483 options vest and become exercisable ratably and daily (rounded up to the nearest share) from January 1, 1998 through December 1, 2000.

(2) The exercise price of the options is equal to the closing trading price of the Common Stock on the date of grant.

(3) The Black-Sholes model was used to determine the grant date present value of the stock options. This method requires the use of certain assumptions that affect the value of the options. The assumptions used in this model are the volatility of the Company's stock price, an estimate of the risk-free interest rate and expected dividend yield. For purposes of this model, a volatility factor of 43%, 5.56% risk-free interest rate and a 0% expected dividend yield were used. No adjustments were made for non-transferability of the stock options. This model assumed all of the options we exercised by the fifth year. There is no assurance that these assumptions will prove true. The actual value of the options depends upon the market price of the Common Stock at the date of exercise, which may vary from the theoretical value indicated in the table.


Options Exercised in 1997 and 1997 Year End Values

                  The following table sets forth the number of stock options held, as of December 31, 1997, by the Named Executive Officers. No options were exercised during 1997, and, at December 31, 1997, no options were "in the money."

                       Total Number of Unexercised Options
Name                   Held at December 31, 1997 (1)
------------------     -----------------------------------


Jeffrey J. Prosser                            273,978
--------------------

(1)      Of these options, 68,495 were exercisable as of December 31, 1997.


Employment Agreement

     The Company has entered into an employment agreement (the "Employment Agreement") with Mr. Prosser dated December 31, 1997 for an initial five-year term. The Employment Agreement is renewable for successive five-year terms and provides for a base salary of $600,000 for the first year, subject to annual review and adjustment in the subsequent years. In addition to the base salary, an annual bonus may be awarded at the discretion of the Board or any duly authorized committee thereof. The Employment Agreement provides for a grant of options to purchase 273,978 shares of Common Stock pursuant to the Company's 1997 Long Term Incentive and Share Award Plan, which were granted to Mr. Prosser on December 31, 1997. In the event Mr. Prosser's employment is terminated for other than cause or disability by ECI or for good reason by Mr. Prosser, Mr. Prosser will be entitled to receive a lump sum severance payment equal to 500% of the sum of his base salary for the year including the date of termination and his highest annual bonus earned during the five years immediately preceding the date of termination.

     The Employment Agreement also provides that, so long as Mr. Prosser beneficially owns at least 3% of the outstanding shares of Company Common Stock, the Company will, at its own expense and subject only to Mr. Prosser's bearing his own pro rata share of all underwriting commissions and discounts incurred in connection with any offering of registrable stock (as defined in the Employment Agreement), (i) prepare and file with the SEC registration statements and other documents as may be necessary to permit a public offering and sale of Mr. Prosser's registrable stock and (ii) include in any registration statement of the Company (other than a registration statement on Form S-4 or S-8 or filed in connection with an exchange offer or an offering of securities solely to the existing shareholders or employees of the Company) such number of Mr. Prosser's registrable stock as he may elect to include. In the event that Mr. Prosser's registrable stock is included in a registration statement, ECI will indemnify Mr. Prosser against certain claims or liabilities under the Securities Act, as amended.

1997 Long Term Incentive and Share Award Plan

     On December 31, 1997, the Company adopted the 1997 Long Term Incentive And Share Award Plan (the "Plan"). The purpose of the plan is to provide a means to attract, retain and motivate employees and directors of the Company upon whose judgment, initiative and efforts the continued success, growth and development of the Company depends.

     The Plan will be administered by the Compensation Committee of the Board or such other committee designated by the Board, consisting of two or more non-employee directors (the "Committee"). Any employee of the Company or its affiliate who is responsible for or contributes to the management, growth or profitability of the Company or its affiliate will be eligible to participate in the Plan. Subject to the terms of the Plan, the Compensation Committee will select the participants and determine the terms and conditions of the awards, including the type of award granted, the number of shares granted and the type of consideration to be paid to the Company upon exercise of the awards. The total number of shares reserved for awards under the Plan is 1,095,913. In the event of a stock split, reverse stock split, reorganization, merger or similar capital adjustment, the Committee may adjust the total number of shares covered under the Plan, the number of shares covered by each award and the exercise price, grant price or purchase price to prevent dilution or enlargement of the rights under the Plan. In the event of a change of control of the Company, all outstanding awards shall become fully exercisable subject to conditions in the Plan. For a period of 60 days following a change of control, participants in the Plan may also elect to surrender any outstanding awards and receive cash payments based on either the change of control price of any shares or the fair market value of any property other than shares relating to such award.

     The Committee is authorized to grant awards which may consist of incentive stock options ("ISOs"), nonqualified stock options ("NQSOs") and stock appreciation rights ("SARs") as well as other types of awards. At the discretion of the Committee, awards granted under the Plan may be granted alone or in addition to, in tandem with, or in exchange or substitution for, any other award granted under the Plan or under any other plan or agreement of the Company. The Committee shall have the authority to determine the exercise price, the time or times at which an option may be exercised in whole or in part, the methods by which such exercise price may be paid and the form of such payment. The Committee may impose on any award or exercise thereof, additional terms and conditions not inconsistent with the provisions of the Plan.

     The Board generally has the power to amend, alter, suspend, discontinue or terminate the Plan or the Committee's authority to grant awards under the Plan without the approval of the Company's stockholders; provided that the Board shall not amend the Plan to materially and adversely affect rights therefore granted to a participant without the consent of such participant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The number of shares and percentage of ECI Common Stock beneficially owned as of December 31, 1997, by (i) each director of ECI, (ii) each executive officer of ECI and (iii) persons who may be deemed to own beneficially more than 5% of ECI Common Stock is as follows:




                                     Shares
Names and address of 5% Stockholders, Directors      Beneficially    Percent of
and Executive Officers                                 Owned        Common Stock
------------------------------------------             ------       ------------

Directors:
Jeffrey J. Prosser................................    5,783,976(1)        52%
Richard N. Goodwin................................           --           --
Salvatore Muoio...................................        4,600            *
John P. Raynor....................................           --           --

                                      -27-
                                     Shares
Names and address of 5% Stockholders, Directors      Beneficially    Percent of
and Executive Officers                                 Owned        Common Stock
------------------------------------------             ------       ------------

Sir Shridath S. Ramphal...........................           --           --
John G. Vondras...................................           --           --
Terrence A. Todman................................           --           --

Executive Officers:
Jeffrey J. Prosser ...............................    5,783,976(1)        52%
Chairman, Chief Executive Officer, Secretary and acting Chief Financial Officer

Thomas R. Minnich.................................           --           --
Chief Operating Officer

Edwin Crouch......................................        8,014(2)         *
Vice President

James J. Heying...................................       11,057(3)         *
Executive Vice President for Acquisitions

All Directors and Executive
Officers as a Group (8 persons)...................    5,807,647           53%

5% Beneficial Owners:
Fidelity Management & Resources Corp.
82 Devonshire Street
Boston, MA 02109..................................    1,056,700(4)         9.6%

Chancellor L.G.T. Asset
Management, Inc.
50 California, 27th Floor
San Francisco, CA 94111...........................      633,000(4)         5.8%

---------------

*    Less than 1% ownership.

(1) Includes 97,358 shares owned by Mr. Prosser's children, as to which Mr. Prosser disclaims ownership. Also includes options to purchase 68,495 shares of Common Stock exercisable at December 31,1997 and options to purchase an additional 11,250 shares of Common Stock which will become exercisable within 60 days of December 1997.

(2) Includes 288 shares owned by Mr. Crouch that were allocated to him as a participant in ATN's Employee Stock Ownership Plan which was assumed by the Company in connection with the Split Off Transaction, 1,726 shares owned by Mr. Crouch pursuant to his IRA, and 6,000 shares owned by the Edwin C. Crouch Revocable Trust.

(3) Includes 937 shares owned by Mr. Heying that are allocated to him as a participant in ATN's Employee Stock Ownership Plan, which was assumed by the Company in connection with the Split Off Transaction.

(4) Based on available public filings and conversations with Fidelity Management & Resources Corp. and Chancellor L.G.T. Asset Management, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Split Off Transaction Agreements

     In connection with the Split Off Transaction, ECI entered into a number of agreements with ATN, Mr. Prosser and Cornelius B. Prior under which ECI has continuing obligations. These agreements are summarized below.

     Non-Competition Agreement. Pursuant to a Non-Competition Agreement among ECI, ATN and Mr. Prosser (the "Non-Competition Agreement"), ECI and Mr. Prosser have agreed not to engage in, or assist others in engaging in, any business which competes anywhere in the world in any material respect with the provision by ATN or any of its subsidiaries of telecommunications services to persons who generate international audiotext telecommunications traffic (except for the provision of any telecommunications services as a common carrier which does not involve the installation of special equipment to facilitate the generation of international audiotext telecommunications traffic or the payment of any fee, commission or other compensation through sharing of accounting or settlement rates, rate discounts or otherwise to persons generating such traffic). The term of the Non-Competition Agreement is a period of 10 years after the effective date of the Split Off Transaction. The telecommunications service covered by the Non-Competition Agreement includes both carrying and/or terminating telecommunications traffic. The agreement covers the provision of services directly, or indirectly through service bureaus or other intermediaries, to persons who generate the traffic, and the traffic covered includes both telephone and computer traffic. In the Non-Competition Agreement, ECI and Mr. Prosser have also agreed to hold in strict confidence all information of the proprietary nature relating to ATN's business of providing telecommunications services with regard to international audiotext traffic.

     Indemnity Agreement. In accordance with the provisions of an Indemnity Agreement among ECI, ATN, Mr. Prosser and Mr. Prior (the "Indemnity Agreement"):

     (i) Mr. Prosser has agreed to indemnify ATN, its subsidiaries, their respective officers, directors and agents and Mr. Prior, from and against any and all losses, liabilities, damages, costs and expenses ("Losses") relating to or arising out of (a) any action, suit or proceeding brought by or on behalf of any stockholder of ATN or of ECI arising out of or relating to the repurchase by ATN of shares of ATN Common Stock owned by Mr. Prior and/or a trust of which he is a trustee (the "Trust") in connection with the Split Off Transaction or the number of shares of ECI Common Stock to be received by Mr. Prosser or members of his family in connection with the Split Off Transaction or (b) any action, suit or proceeding of any kind arising out of or relating to any untrue or alleged untrue statement of a material fact contained in the proxy statement-prospectus relating to the Split Off Transaction, or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity described in this clause (b) applies only with respect to the biographical information of Mr. Prosser contained in such proxy statement-prospectus and the information contained therein concerning the beneficial ownership of ATN Common Stock by Mr. Prosser and the members of his family and his or their affiliates,

     (ii) Mr. Prior has agreed to indemnify ECI, its subsidiaries, their respective officers, directors and agents and Mr. Prosser from and against any and all Losses relating to or arising out of (a) any action, suit or proceeding brought by or on behalf of any stockholder of ATN or ECI arising out of or relating to the number of shares of ATN Common Stock to be received by Mr. Prior or members of his family in connection with the Split Off Transaction or (b) any action, suit or proceeding of any kind arising out of or relating to any untrue or alleged untrue statement of a material fact contained in such proxy statement-prospectus, or the omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity described in this clause (b) applies only with respect to the biographical information of Mr. Prior contained in such proxy statement-prospectus and the information contained therein con-cerning the beneficial ownership of ATN Common Stock by Mr. Prior and the members of his family and his or their affiliates,

     (iii) ECI has agreed to indemnify ATN, its subsidiaries, their respective officers, directors and agents and Mr. Prior from and against any and all Losses relating to or arising out of (a) the business or operations of ECI before or after the Split Off Transaction or any of the liabilities specifically to be assumed by ECI in connection with the Split Off Transaction or (b) any action, suit or proceeding arising out of or relating to any untrue or alleged untrue statement of a material fact contained in such proxy statement-prospectus or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity described in this clause (b) applies only with respect to the information contained in such proxy statement-prospectus concerning the business, prospects or planned or proposed activities of ECI and its subsidiaries, the activities of ECI or such subsidiaries after April 30, 1997, and prospective acquisitions of businesses or other transactions not in the ordinary course of business then planned or contemplated by ECI, such subsidiaries or Mr. Prosser.

     (iv) ATN has agreed to indemnify ECI, its subsidiaries, their respective officers, directors and agents and Mr. Prosser from and against any and all Losses relating to or arising out of (a) the business or operations conducted by ATN before or after the Split Off Transaction or any of the liabilities ATN not specifically assumed by ECI or (b) any action, suit or proceeding arising out of or relating to any untrue or alleged untrue statement of a material fact contained in such proxy statement-prospectus or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but the indemnity described in this clause (b) applies only with respect to the information contained in such proxy statement-prospectus concerning the business, prospects or planned or proposed activities of ATN and its subsidiaries after the Split Off Transaction, the activities of ATN after April 30, 1997, and prospective acquisitions of businesses or other transactions not in the ordinary course of business planned or contemplated by ATN or Mr. Prior.

     Technical Assistance Agreement. In accordance with the terms of a Technical Assistance Agreement among ATN, ATN-VI, Vitelco and Vitelcellular (the "Technical Assistance Agreement"), ATN-VI, Vitelco and Vitelcellular have agreed to provide, at the request of ATN, personnel and facilities to assist and support ATN in carrying out ATN's continuing obligations to provide technical and professional service, advice and assistance under an advisory contract it has entered into with its Guyana Telephone & Telegraph Ltd. subsidiary ("GTT"). ATN-VI, Vitelco and Vitelcellular are to be paid approximately 200% of the direct compensation cost incurred by them in performing services at the request of ATN under the Technical Assistance Agreement and 100% of all "out-of-pocket" expenses incurred by them in performing such services.

     Tax Sharing Agreement. In accordance with the terms of the Tax Sharing
Agreement:

     (i) ATN, ECI, Mr. Prior and Mr. Prosser have each agreed not to take certain actions which might jeopardize the Split Off Transaction qualifying for tax-free treatment under the Code. Under the terms of the Tax Sharing Agreement, unless approved by the IRS or legal counsel or agreed to by both ATN and ECI, ATN and ECI will not at any time take any action which may be inconsistent with the tax treatment of the Split Off Transaction as contemplated in the IRS ruling received in connection therewith (the "Tax Ruling"). Without limiting the generality of the foregoing, ATN and ECI will not, prior to December 31, 1999, unless approved by the IRS or legal counsel or agreed to by both ATN and ECI:
(a) liquidate or merge with or into any other corporation; (b) issue any capital stock that in the aggregate exceeds 45% , by vote or value, of its capital stock issued and outstanding immediately after the Split Off Transaction; (c) with certain exceptions, redeem, purchase or otherwise reacquire its capital stock issued and outstanding immediately after the Split Off Transaction; (d) make a material disposition or cessation of operations by means of a sale or exchange of assets or capital stock, a distribution to stockholders, or otherwise, of the assets constituting the trades or business relied upon in the Tax Ruling to satisfy Section 355(b) of the Code; (e) discontinue the active conduct of the trades or businesses relied upon in the Tax Ruling request to satisfy Section 355(b) of the Code.

     (ii) ATN has agreed to be liable for, and shall indemnify and hold harmless ECI and its affiliates from and against, (a) any taxes resulting from any income or gain recognized as a result of the Split Off Transaction, including any taxes resulting from any income or gain recognized as a result of the Split Off Transaction failing to qualify for tax-free treatment under the Code, which arise from any breach by ATN of its representations or covenants under the Tax Sharing Agreement, or from certain actions by ATN or its affiliates which may be inconsistent with the tax treatment of the Split Off Transaction as contemplated in the application for the Tax Ruling, or the inaccuracy of any factual statements or representations made in or in connection with the application for the Tax Ruling with respect to the activities of ATN and its affiliates after the Split Off Transaction, (b) any taxes taken into account as debits for purposes of calculating the final closing adjustment under the terms of the Split Off Transaction, (c) certain taxes arising from ATN's operations between April 30, 1997 and the Effective Date, (d) any withholding of foreign income taxes imposed with respect to payments from GT&T to the Company and (e) fifty percent (50%) of all other taxes of ATN or certain subsidiaries with respect to any period prior to and including the Effective Date, except for taxes described in clauses (a), (b) or (c) of the following section (iii).


     (iii) ECI has agreed to be liable for, and shall indemnify and hold harmless ATN and its affiliates from and against, (a) any taxes resulting from any income or gain recognized as a result of the Split Off Transaction including any taxes resulting from any income or gain recognized as a result of the Split Off Transaction failing to qualify for tax-free treatment under the Code, which arise from any breach by ECI of its representations or covenants under the Tax Sharing Agreement, or from certain actions by ECI or its affiliates which may be inconsistent with the tax treatment of the Split Off Transaction as contemplated in the application for the Tax Ruling, or the inaccuracy of any factual statements or representations made in or in connection with the application for the Tax Ruling with respect to the activities of ECI and its affiliates after the Spin Off Tranaction, (b) one hundred percent (100%) of all taxes of ECI (computed on a separate company basis) with respect to any period prior to and including the Effective Date, (c) any withholding of foreign income taxes imposed with respect to payments from ATN-VI or any of its subsidiaries to ATN except to the extent taken into account as debits form purposes of computing the final closing adjustment under the terms of the Split Off Transaction and (d) fifty percent (50%) of all other taxes of ATN or certain subsidiaries with respect to any period prior to and including the Effective Date, except for taxes described in clauses (a), (b), (c) and (d) of the preceding section (ii).

     (iv) Mr. Prior has agreed to be liable for, and to indemnify and hold harmless ATN, ECI, and their respective affiliates from and against, any taxes resulting from any income or gain recognized as a result of the Split Off Transaction, including any taxes resulting from any income or gain recognized as a result of the Split Off Transaction failing to qualify for tax-free treatment under the Code, which arise from (a) any breach of Mr. Prior's representations and covenants under the Tax Sharing Agreement or (b) the inaccuracy of any factual statements or representations relating to Mr. Prior or members of Mr. Prior's family made in the application for the Tax Ruling or in any certificate provided by Mr. Prior in connection with the application for the Tax Ruling or in connection with an opinion of tax counsel with respect to the Split Off Transaction.

     (v) Mr. Prosser has agreed to be liable for, and to indemnify and hold harmless ATN, ECI, and their respective affiliates from and against any liability for any taxes resulting from any income or gain recognized as a result of the Split Off Transaction, including any taxes resulting from any income or gain recognized as a result of the Split Off Transaction failing to qualify for tax-free treatment under the Code, which arise from (a) any breach of Mr. Prosser's representations and covenants under the Tax Sharing Agreement or (b) the inaccuracy of any factual statements or representations relating to Mr. Prosser or members of Mr. Prosser's family made in the application for the Tax Ruling or in any certificate provided by Mr. Prosser in connection with the application for the Tax Ruling or in connection with an opinion of tax counsel with respect to the Split Off Transaction.

     Employee Benefits Agreement. ATN and ECI entered into an Employee Benefits Agreement in connection with the Split Off Transaction (the "Employee Benefits Agreement"). In accordance with the terms of the Employee Benefits Agreement, ECI has adopted as its own ATN's Defined Benefit Plan for Salaried Employees, ATN's Management Employees' Savings Plan, and ATN's Employees' Stock Ownership Plan, each of the trusts (and all assets thereof) forming a part of such plans have been assumed by ECI, and ECI and ATN have agreed to take all necessary actions, including amendments to such plans (or the trusts forming a part thereof) in order for ECI to be the sponsor and "Employer" as defined under such plans. All employee benefit plans previously maintained by ATN-VI or Vitelco continue to be sponsored by such entities after the Effective Date. As of the Effective Date, employees of ATN and its subsidiaries ceased participation in all the employee benefit plans maintained by ECI or any of its subsidiaries.

Other Transactions

     The law firm of Raynor, Rensch & Pfeiffer has from time to time performed legal services for the Company, for which it has received its customary fees. John P. Raynor, who is a director of ECI, is a partner in this firm. In 1997, Raynor, Rensch & Pfeiffer was paid $479,000 for legal services to ECI and its predecessor.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      (1)  Financial Statements

         Independent Auditors' Report                            F-2
         Consolidated Balance Sheets                             F-3
         Consolidated Statements of Operations                   F-4
         Consolidated Statements of Stockholders' Equity         F-5
         Consolidated Statements of Cash Flows                   F-6
         Notes to Consolidated Financial Statements              F-7

         (a)       (2)  Exhibits

2.1 Subscription Agreement, dated as of August 11, 1997, between Atlantic Tele-Network, Inc. and Emerging Communications, Inc.*

2.2 Repurchase and Recapitalization Agreement, dated as of August 11, 1997, among Atlantic Tele-Network, Inc., Cornelius B. Prior, Jr., individually and as trustee of the 1994 Prior Charitable Remainder Trust, and Jeffrey
        J. Prosser.*

2.3 Agreement and Plan of Merger, dated as of August 11, 1997, between ATN Merger Co. and Atlantic Tele-Network, Inc.*

3.1     Restated Certificate of Incorporation of Emerging Communications, Inc.

3.2     By-laws of Emerging Communications, Inc.

4.1     Specimen Form of Emerging Communications, Inc.'s Stock Certificate*

4.2 Supplemental Stockholders' Agreement, dated as of December 29, 1987, among Mr. Prosser, Mr. Prior, E.F. Hutton LBO, Inc., Atlantic Tele-Network Co. and the Rural Telephone Financial Cooperative, as amended April 30, 1991.*

10.1 Employment Agreement, between Emerging Communications, Inc. and Mr. Prosser dated December 31, 1997.

10.2 Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network, Co. and Virgin Islands Telephone Corporation, as Borrowers, and the Rural Telephone Finance Cooperative, as Lender, as amended on July 7, 1989, May 10, 1990, April 30, 1991, August 21, 1991,
        May 18, 1994 and June 9, 1994 (excluding exhibits).**

10.3 Guarantee and Pledge Agreement, dated as of December 29, 1987, between Atlantic Tele-Network Co. and the Rural Telephone Finance Cooperative, as amended on August 31, 1998.*

10.4 Telephone Loan Contract, dated as of May 15, 1990, between Virgin Islands Telephone Corporation and the United States of America, acting through the Administrator of the Rural Electronic Administration.***

10.5 Supplemental Mortgage and Security Agreement, dated as of May 29, 1990, among Virgin Islands Telephone Corporation, as Mortgagor, the United States of American and the Rural Telephone Finance Cooperative, as Mortgagee, Vitelcom, Inc. (excluding exhibits).***

10.6 Supplemental Agreement, dated as of May 10, 1990, among Virgin Islands Telephone Corporation, as Mortgagor, Vitelcom, Inc., and the Rural Telephone Finance Cooperative, as Mortgagee.*

10.7 Virgin Islands Public Service Commission Order, dated April 19, 1989, approving Settlement Order, dated April 19, 1989, among Virgin Islands Telephone Corporation, Atlantic Tele-Network Co., the Rural Telephone Finance Cooperative, Vitelcom, Inc. and the Virgin Islands Public Service Commission.***

10.8 Virgin Islands Public Service Commission Order, dated November 4, 1991, embodying the Settlement Agreement, effective as of July 26, 1991, among Virgin Islands Telephone Corporation, Atlantic Tele-Network Co. and the Virgin Islands Public Service Commission.***

10.9 Virgin Islands Public Service Commission Order, dated August 12, 1992, embodying the Settlement Agreement, effective as of August 5, 1992, between Virgin Islands Telephone Corporation and the Virgin Islands Public Service Commission, annexed thereto.***

10.10 Settlement Agreement, dated June 22, 1993, between Virgin Islands Telephone Corporation and the Virgin Islands Public Service Commission.****

10.11 Memorandum of Understanding, dated as of June 23, 1993, between the Government of the Virgin Islands, by and through its Police Department, and Virgin Islands Telephone Corporation.****

10.12 Loan Agreement, dated as of May 29, 1990 between Atlantic Tele-Network, Inc. and Banco Popular de Puerto Rico, as amended February 25, 1993 and October 3, 1993.*

10.13 Franchise to Virgin Islands Telephone Corporation for Telephone Service to the Virgin Islands, dated October 30, 1995.*

10.14 Line of Credit Application and Agreement, dated March 20, 1995, between Virgin Islands Telephone Corporation, as Borrower, and the Rural Telephone Finance Cooperative, as Lender.*

10.15 Line of Credit Application and Agreement, dated March 10, 1996, between Virgin Islands Telephone Corporation, as Borrower, and the Rural Telephone Finance Cooperative, as Lender.*

10.16 Senior Credit Facility between Atlantic Tele-Network Co., as Borrower, and Rural Telephone Cooperative, as Lender.

10.17   1997 Long-Term Incentive and Share Award Plan of Emerging
        Communications, Inc.

10.18 Non-Competition Agreement among ATN, the Company and Jeffrey J. Prosser dated December 30, 1997.

10.19 Indemnity Agreement among the Company, ATN, Jeffrey J. Prosser and Cornelius B. Prior dated December 30, 1997.

10.20 Technical Assistance Agreement among ATN, ATN-VI, Vitelco and VitelCellular dated December 30, 1997.

10.21 Tax Sharing and Indemnification Agreement among ATN, the Company, Jeffrey J. Prosser and Cornelius B. Prior dated December 30, 1997.

10.22 Employee Benefits Agreement between ATN and the Company dated December 30, 1997.

21      Subsidiaries.

27      Financial Data Schedule.

------------------------------------

* Filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-33401).

** Filed as an Exhibit to Atlantic Tele-Network, Inc.'s Registration Statement (File No. 33-43012), except for amendments dated May 18, 1994 and June 9, 1994, which were filed as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-33401); both Exhibits are incorporated by reference herein.

*** Filed as an Exhibit to Atlantic Tele-Network, Inc.'s Registration Statement (File No. 33-43012) and incorporated by reference herein.

**** Filed as an Exhibit to Atlantic Tele-Network, Inc.'s Quarterly Report on form 10-Q for the Quarter ended June 30, 1993 and incorporated by reference herein.


     (b) Financial Statement Schedules.

     Financial statement schedules for the Company and its subsidiaries are filed as a separate section of this annual report. See index to financial statements and schedules which appear on page F-1 hereof.

     (c) Reports on Form 8-K.

     ECI did not file any Reports on Form 8-K during 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 1998        EMERGING COMMUNICATIONS, INC.


                              By:    /s/Jeffrey J. Prosser
                                     -------------------------------------
                                     Name:   Jeffrey J. Prosser
                                     Title:  Chairman of the Board, Chief
                                               Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                           Date




By:   /s/Richard N. Goodwin                                   March 30, 1998
      --------------------------------
      Name:    Richard N. Goodwin
      Title:   Director


By:   /s/Salvatore Muoio                                      March 30, 1998
      --------------------------------
      Name:    Salvatore Muoio
      Title:   Director


By:   /s/Sir Shridath Ramphal                                 March 30, 1998
      --------------------------------
      Name:    Sir Shridath Ramphal
      Title:   Director


By:   /s/John P. Raynor                                       March 30, 1998
      --------------------------------
      Name:    John P. Raynor
      Title:   Director


By:   /s/John G.  Vondras                                     March 30, 1998
      --------------------------------
      Name:    John G. Vondras
      Title:   Director


By:   /s/Terrence A. Todman                                   March 30, 1998
      --------------------------------
      Name:    Terrence A. Todman
      Title:   Director

EMERGING COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1995, 1996 and 1997 and Independent Auditors' Report

EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES COMPRISING ITEM 14 OF
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1997


INDEX
-----------------------------------------------------------------------


                                                                         PAGE

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Equity                          F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                               F-7

Financial Statement Schedules Furnished Pursuant to the Requirements of Form 10-K:

     I -- Condensed Financial Statements of Emerging
          Communications, Inc. (Parent Company Only)                     F-21

    II -- Valuation and Qualifying Accounts                              F-25

All other schedules are omitted because they are not applicable or because the required information is shown elsewhere herein.

INDEPENDENT AUDITORS' REPORT

                  Board of Directors and Stockholders
                  Emerging Communications, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of Emerging Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index on
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Emerging Communications, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





Deloitte & Touche LLP

Omaha, Nebraska
March 20, 1998



EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                          1996         1997

Current assets:
  Cash                                                                                          $ 11,540       $ 4,013
  Accounts receivable, net                                                                        63,660        14,548
  Materials and supplies                                                                           9,658         6,241
  Prepayments and other current assets                                                             4,110         4,396
                                                                                                --------       -------
          Total current assets                                                                    88,968        29,198

Fixed assets:
  Property, plant and equipment                                                                  328,895       237,825
  Less accumulated depreciation                                                                 (117,031)     (111,296)
  Franchise rights and cost in excess of underlying book value, less accumulated amortization
    of $11,170,000 and $10,112,000                                                                40,132        27,567
                                                                                                --------      --------
           Net fixed assets                                                                      251,996       154,096

Property costs recoverable from future revenues, less accumulated amortization of
  $1,406,000 and $2,715,000                                                                       22,905        21,596
Uncollected authorized rate increases                                                              3,119             -
Other assets                                                                                      22,336        19,418
                                                                                               ---------     ---------
                                                                                               $ 389,324     $ 224,308
                                                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                $  17,153      $ 19,280
  Accounts payable                                                                                25,021        14,169
  Accrued taxes                                                                                    2,457         1,087
  Advance payments and deposits                                                                    2,701         2,072
  Other current liabilities                                                                        8,231         5,863
  Current portion of long-term debt                                                               12,942         8,947
                                                                                               ---------      --------
           Total current liabilities                                                              68,505        51,418

Deferred income taxes and tax credits                                                             33,066         2,774
Long-term debt, excluding current portion                                                        116,227       105,138
Pension and other long-term liabilities                                                            6,702         6,208
Minority interest                                                                                 15,033             -

Contingencies and commitments (Note J)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none issued
    and outstanding                                                                                    -            -
  Common stock, par value $.01 per share; 20,000,000 shares authorized; 12,272,500 and
    10,959,131 shares issued and outstanding                                                         123           110
  Paid-in capital                                                                                 81,852        59,633
  Pension liability                                                                                 (849)         (973)
  Retained earnings                                                                               68,665            -
                                                                                               ---------     ---------
           Total stockholders' equity                                                            149,791        58,770
                                                                                               ---------     ---------
                                                                                               $ 389,324     $ 224,308
                                                                                               =========     =========

See notes to consolidated financial statements.


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Columnar Amounts in Thousands, Except Per Share Data)
-----------------------------------------------------------------------------------------------------------------------



                                                                                    1995        1996         1997

Revenues:
  Telephone operations                                                             $ 184,632   $ 206,002     $ 182,349
  Cellular services                                                                    5,910       5,480         3,663
  Product sales and rentals                                                            5,128       5,435         4,942
                                                                                   ---------   ---------     ---------
           Total revenues                                                            195,670     216,917       190,954

Expenses:
  Telephone operations                                                               130,575     155,174       134,401
  Cellular services and product sales and rental expenses                              8,399       8,231         7,957
  General and administrative expenses                                                 10,219       9,458        12,168
                                                                                   ---------   ---------     ---------
           Total operating expenses                                                  149,193     172,863       154,526
                                                                                   ---------   ---------     ---------
           Income from operations                                                     46,477      44,054        36,428

Other income and expense:
  Loss on split-off of ATN                                                                 -           -       (45,041)
  Interest expense                                                                   (12,511)    (11,289)      (10,548)
  Interest income                                                                        971         458           351
                                                                                   ---------   ---------     ---------
           Total other income and expense                                            (11,540)    (10,831)      (55,238)
                                                                                   ---------   ---------     ---------

Income (loss) before income taxes and minority interest                               34,937      33,223       (18,810)
Income taxes (benefit)                                                               (15,250)    (13,039)          897
Minority interest                                                                     (2,477)     (2,177)       (1,340)
                                                                                   ---------   ---------     ---------
Net income (loss)                                                                   $ 17,210    $ 18,007     $ (19,253)
                                                                                   =========   =========     =========
Basic net income (loss) per share                                                     $ 1.40      $ 1.47       $ (1.57)
                                                                                   =========   =========     =========

Weighted average shares outstanding                                                   12,273      12,273        12,269
                                                                                   =========   =========     =========




See notes to consolidated financial statements.

EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                                             Total
                                                     Common      Paid-in      Retained      Pension       Stockholders'
                                                     Stock       Capital      Earnings     Liability         Equity


Balance, January 1, 1995                            $ 123       $ 81,852      $ 33,448       $ (562)       $ 114,861

  Minimum pension liability adjustment,
    net of income tax benefit of $666,000               -              -             -       (1,115)          (1,115)

  Net income                                            -              -        17,210           -            17,210
                                                    -----       --------      --------       ------        ---------
Balance, December 31, 1995                            123         81,852        50,658       (1,677)         130,956

  Minimum pension liability adjustment,
    net of income taxes of $494,000                     -              -             -          828              828

  Net income                                           -              -         18,007           -            18,007
                                                    -----       --------      --------       ------        ---------
Balance, December 31, 1996                            123         81,852        68,665         (849)         149,791

  Minimum pension liability adjustment,                 -              -             -         (124)            (124)
    net of income tax benefit of $74,000

  Net loss                                              -              -       (19,253)           -          (19,253)

  Purchase and cancellation of 765,562
    shares of Company stock                            (8)             -       (17,392)           -          (17,400)

  Split-off of ATN                                     (5)       (22,219)      (32,020)          -           (54,244)
                                                    -----       --------      --------       ------        ---------
Balance, December 31, 1997                          $ 110       $ 59,633      $  -           $ (973)        $ 58,770
                                                    =====       ========      ========       ======        =========



See notes to consolidated financial statements.

EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                     1995        1996         1997

Cash flows from operating activities:
  Net income (loss)                                                                  $ 17,210    $ 18,007    $ (19,253)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Loss on split-off of ATN                                                                -           -       45,041
    Depreciation and amortization                                                      18,584      19,272       20,880
    Deferred income taxes                                                               4,651       5,528       (9,356)
    Minority interest                                                                   2,477       2,177        1,340
    Changes in operating assets and liabilities, net of effect of split-off
      Transaction:
      Accounts receivable                                                             (29,733)       (307)      11,035
      Materials, supplies and other current assets                                        743        (512)        (268)
      Uncollected surcharges                                                            2,946       1,220       (2,822)
      Accounts payable                                                                  7,248       5,453         (350)
      Accrued taxes                                                                     4,659      (3,720)       2,092
      Other                                                                             2,321      (1,892)      (2,102)
                                                                                     --------     -------     --------
           Net cash flows from operating activities                                    31,106      45,226       46,237

Cash flows from investing activities:
  Capital expenditures                                                                (22,539)    (47,202)     (20,929)
  Cash transferred to ATN                                                                   -           -      (15,803)
  Split-off transaction costs                                                               -           -       (4,509)
                                                                                     --------     -------     --------
         Net cash flows from investing activities                                     (22,539)    (47,202)     (41,241)
Cash flows from financing activities:
  Repayment of long-term debt                                                         (12,436)    (16,826)     (15,566)
  Issuance of long-term debt                                                            5,291       1,336       18,316
  Net borrowings (repayments) on notes                                                   (115)     10,184        2,127
  Purchase of Company stock                                                                -           -       (17,400)
                                                                                     --------     -------     --------
           Net cash flows from financing activities                                    (7,260)     (5,306)     (12,523)

Net change in cash                                                                      1,307      (7,282)      (7,527)

Cash, beginning of Year                                                                17,515      18,822       11,540
                                                                                     --------     -------     --------
Cash, end of Year                                                                    $ 18,822    $ 11,540     $  4,013
                                                                                     ========    ========     ========
Supplemental cash flow information:
  Interest paid                                                                      $ 12,090    $ 10,920     $  9,706
                                                                                     ========    ========     ========
  Income taxes paid                                                                  $  4,113    $ 11,186     $  5,588
                                                                                     ========    ========     ========
Non-cash activities:
  Change in minimum pension liability                                                $  1,842    $ (1,071)    $      3
                                                                                     ========    ========     ========
  Change in pension intangibles                                                      $     61    $    251     $   (195)
                                                                                     ========    ========     ========
  Split-off of ATN                                                                   $     -     $   -        $ 99,285
                                                                                     ========    ========     ========

See notes to consolidated financial statements.

EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------


A.    SIGNIFICANT ACCOUNTING POLICIES

          Split-Off Transaction - On December 30, 1997, Atlantic Tele-Network, Inc. (ATN) split-off into two separate public companies (the Transaction). One, a new company, Emerging Communications, Inc. and subsidiaries (EmCOM or the Company) contains all of the predecessors telephone operations in the U.S. Virgin Islands. The other, ATN, continues to own the business and operations in Guyana. Since Emerging Comunications, Inc. was the larger of the split-off entities, ATN was the split-off entity. The Company is the successor company and its historical financial statements prior to the split-off are those of the historical financial statements of ATN. Therefore, the historical financial statements of the Company include the operations in Guyana prior to the split-off.

          The Transaction was a non-pro rata split-off and accordingly, the split-off of ATN has been accounted for at fair value as evidenced by the market capitalization of ATN. Consequently, the loss on fair valuation of the net assets of ATN has been included in the consolidated statement of operations.

          Basis of Presentation - The consolidated financial statements include the accounts of EmCOM, and all of its wholly-owned subsidiaries, including Atlantic Tele-Network Co. (ATN-VI) and its subsidiary, the Virgin Island Telephone Corporation (Vitelco), and majority-owned subsidiaries, including Guyana Telephone and Telegraph Company Limited (GT&T) prior to the split-off. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

          General - The Company is engaged principally in providing telecommunications services, including local telephone service, access to long-distance service, and cellular service, in the U.S. Virgin Islands and, prior to the split-off Transaction, the Cooperative Republic of Guyana.

          Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Regulatory Accounting - The Company's telephone subsidiaries account for costs in accordance with the accounting principles for regulated enterprises enterprises prescribed by Statement of Financial Accounting Standards No. 71, Accounting for the Affects of Certain Types of Regulation (SFAS 71). This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly under SFAS 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. GT&T's audiotext revenues are not subject to regulation but are never-the-less taken into account by the regulator in setting regulated rates which permit the recovery of GT&T's costs and a return on investment. These unregulated revenues and any costs which pertain solely to these unregulated revenues are not accounted for under SFAS 71 principles.

          Cash - For purposes of the statement of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

          Materials and Supplies - Materials and supplies are carried in inventory principally at weighted average cost.

          Fixed Assets - The original cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Fixed assets also include the acquisition cost of Vitelco in excess of underlying book value and, prior to the split-off, the acquisition of GT&T franchises, all of which are being amortized over forty years on the straight-line method.

          Depreciation - The Company provides for depreciation using the straight-line and equal life group methods. This has resulted in a composite annualized rate of 6.9%, 6.3% and 5.2% for Vitelco and 4.8%, 4.5% and 4.5% for GT&T for the years ended December 31, 1995, 1996 and 1997, respectively. With respect to regulated subsidiaries, the original cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized in connection with ordinary retirements of depreciable property. Repairs and replacements of minor items of property are charged to maintenance expense.

          Impairment of Long-Lived Assets - In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. The adoption of SFAS 121 did not have a material effect on the Company financial statements.

          Debt Issuance Costs - Costs relating to the issuance of debt are being amortized over the term of the debt.

          Revenue - Local exchange service, exchange access charges and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. In determining revenue, the Company estimates usage by foreign exchanges of the Company's local exchange network to determine the appropriate rate to apply to long distance minutes carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign exchange carriers and doubtful accounts from customers. The amounts the company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

          Income Taxes - The Company uses an asset and liability approach for reporting of income taxes and measures deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates. The Company and its U.S. subsidiary file a consolidated U.S. tax return. ATN-VI files a consolidated U.S. Virgin Islands income tax return with its Virgin Islands subsidiaries and GT&T files in Guyana.

          Foreign Currency Transactions - With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in Guyana and other foreign currency are adjusted to reflect the current exchange rate. Currency transaction gains and (losses), which relate primarily to settlement with foreign carriers, approximated $1,808,000, $51,000 and $(1,507,000) for the years ended December 31, 1995,
     1996 and 1997, respectively.

          Basic Income Per Share - Income per share is computed on the basis of the weighted average number of shares outstanding.

          Current Accounting Pronouncements - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 entitled Reporting Comprehensive Income (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not included in reported net income.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 entitled Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). This statement utilizes the "management approach" for segment reporting which is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions.

          These statements are effective for fiscal years beginning after December 15, 1997, or January 1, 1998, for the Company, with earlier application permitted. The provisions of these statements, which are of a disclosure nature, will not have a material impact on the financial statements.

B.    ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following:


Connecting companies                                          December 31,
                                                         ----------------------
                                                             1996        1997
Subscribers and installment sales, net of allowance
  for doubtful accounts of $2,145,000 and $1,191,000     $ 12,577    $ 10,593
Connecting companies                                       49,636       3,317
Other                                                       1,447         638
                                                         --------    --------
                                                         $ 63,660    $ 14,548
                                                         ========    ========

C.    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:


                                                       December 31,
                                             --------------------------------
                                                    1996            1997

Used in telephone operations:
  Outside plant                                  $ 158,860       $ 125,991
  Central office equipment                          80,936          46,120
  Land and building                                 21,124          14,536
  Station equipment                                  9,739           5,990
  Furniture and office equipment                     5,493           3,573
  Construction in process                           15,603           5,696
  Other                                             11,593          10,277
                                                 ---------       ---------
       Total used in telephone operations          303,348         212,183
Used in other operations                            25,547          25,642
                                                 ---------       ---------
                                                 $ 328,895       $ 237,825
                                                 =========       =========


D.    PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

          On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. The Company believes that it is probable that future revenue in an amount at least equal to the intrastate portion of these costs will result from inclusion of these costs in allowable costs for rate making purposes. The Company has deferred the intrastate portion of these costs and anticipates amortizing them over the same period as the IDC tax benefit. On October 9, 1997, the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

E.    OTHER ASSETS

          Other assets consist of the following:


                                                                                               December 31,
                                                                                     -----------------------------
                                                                                           1996           1997

Rural Telephone Finance Corporation subordinated capital certificates                    $ 6,490        $ 6,554
Rural Telephone Finance Corporation patronage capital certificates
  and patronage dividends receivable                                                       5,781          5,531
Windstorm prepaid insurance premium, long-term portion                                         -          2,978
Debt service reserve fund and escrow account                                               3,900              -
Pension and retirement plan intangibles                                                    1,877          1,682
Debt issuance costs                                                                        1,626          1,184
Deferred costs and intangibles, net                                                          872              -
Other                                                                                      1,790          1,489
                                                                                        --------       --------
                                                                                        $ 22,336       $ 19,418
                                                                                        ========       ========



F.    NOTES PAYABLE

          The Company has in place a $5.5 million line of credit bearing interest at 0.75% and 0.25% over prime rate which was 9.0% and 8.75% at December 31, 1996 and 1997, respectively. As of December 31, 1996 and 1997, $5.5 million was outstanding under this arrangement.

          At December 31, 1996 and 1997, Vitelco had short-term notes payable to an insurance company of $432,000 and $280,000, respectively, with interest rates of 5.7% and 5.8%, respectively.

          Vitelco has a $5 million revolving line of credit with a variable rate of interest with the Rural Telephone Finance Corporation (RTFC) which expires in March 2000 and a $15 million revolving line of credit with a variable rate of interest also with the RTFC expiring October 1998. At December 31, 1997 and 1996, Vitelco has borrowings of $5 million for the line of credit expiring in March 2000 and $8.5 million and $6.0 million for the line of credit expiring October 1998, respectively, both with interest rates of 7.25% and 6.9%, respectively.

          At December 31, 1996, the Company had demand notes payable to a stockholder of $222,000, with an interest rate of 9.58%. The note was paid in 1997.

G.    LONG-TERM DEBT

                  Long-term debt consists of the following:


                                                                                             December 31,
                                                                                    --------------------------------
                                                                                         1996            1997

Notes payable to RTFC, with principal and interest payments due quarterly through December 30, 2002:
    ATN-VI                                                                             $ 19,098        $ 36,252
    Vitelco                                                                              24,142          20,519
                                                                                       --------        --------
                                                                                         43,240          56,771

Notes payable to Rural Utilities Service (RUS) with principal
  and interest payments due monthly through 2012.                                        56,901          54,367
Notes payable to Northern Telecom International Finance B.V.
  (NTIF) by GT&T under an $11,500,000 supply loan (the GT&T Supply Loan) and $34 million equipment financing agreement
  (the GT&T Equipment Loan).                                                             25,447               -
Other note payable with semi-annual payments and a balloon
  payment of $1,925,000 on December 31, 1999.                                             3,300           2,750
Other                                                                                       281             197
                                                                                      ---------        --------
                                                                                        129,169         114,085
Less current portion                                                                     12,942           8,947
                                                                                      ---------        --------
                                                                                      $ 116,227        $105,138
                                                                                      =========        ========


          All of the common stock of the Company's significant subsidiaries as well as a first mortgage on the assets and revenue of ATN-VI have been pledged on the debt, and therefore, substantially all assets and revenue of the Company are pledged as security.

          The Vitelco note payable to the RTFC consists of balances of $10,622,000 and $9,897,000 with fixed interest rates of 9.75% and 8.0%, respectively. On the ATN-VI note payable, $1.3 million and $19.7 million with a variable interest rate of 6.3% and 6.65% was outstanding at December 31, 1996 and 1997, respectively, with the balance bearing a fixed rate of 8%.

          The RUS note arrangement calls for fixed monthly principal and interest payments of $7.04 per $1,000 of loan balance with any remaining balance due May 2012. The interest rate on these notes is fixed at 5%.

          The RUS and RTFC debt agreements contain provisions which may require prepayments of RTFC debt in the event of future advances from the RUS. Vitelco has received approval from the RUS for an additional $35.7 million of long-term financing under terms similar to its existing RUS debt.

          The RTFC and RUS agreements require, among other things, maintenance of minimum debt service coverage, as defined, and times interest earned coverages, as defined, and restrictions on issuance of additional long-term debt. The RTFC agreements also limits the payment of dividends by ATN-VI to 40% of ATN-VI's consolidated net income, contingent upon ATN-VI's ability to meet certain financial ratios. At December 31, 1997, the ability of ATN-VI to service its debt was dependent on funds from its subsidiaries. The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests. Settlement agreements made in 1989 and 1991 with the U.S. Virgin Islands Public Service Commission (PSC) also contain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income if the equity ratio as defined is below 40%, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at December 31, 1997, Vitelco had approximately $4,668,000 of retained earnings available for dividends.

          As a condition of being granted the RTFC loan, the Company was required to invest in subordinated capital certificates (included in other assets) with the RTFC. The Company received cash repayments of $1,575,000 and $916,000 for the years ended December 31, 1996 and 1997, respectively, related to the subordinated capital certificates. Subordinated capital certificates are non-interest bearing. As a member of the RTFC, the Company shares proportionately in the net earnings of the RTFC. RTFC distributions of net earnings are made primarily through cash distributions and issuances of patronage capital certificates (included in other assets) which are redeemed at the option of the RTFC. The Company's share of RTFC net earnings, included as an offset to interest expense, was $528,000, $551,000 and $473,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

          The other note payable is collateralized by property with a book value of $7,234,000 as of December 31, 1997. The variable interest rate was 7.3% and 7.55% at December 31, 1996 and 1997.

          The annual requirements for principal payments are as follows:


Years Ending December 31,                                       Total

1998                                                         $   8,947
1999                                                             9,533
2000                                                            10,064
2001                                                            10,740
2002                                                            10,563
Thereafter                                                      64,238
                                                             ---------
                                                             $ 114,085
                                                             =========


H.    INCOME TAXES

          The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense (benefit):




                                                                                  Years Ended December 31,
                                                                        ---------------------------------------------
                                                                             1995          1996           1997

Tax computed at statutory U.S. federal income tax rates                  $ 12,228      $ 11,628        $ (6,583)
Guyana income taxes in excess of statutory U.S. rate                        2,906         2,038           1,314
IDC tax benefits                                                                -             -         (11,968)
Nondeductible loss on split-off Transaction                                     -             -          15,764
Other, net                                                                    116          (627)            576
                                                                         --------      --------        --------
Income tax expense (benefit)                                             $ 15,250      $ 13,039        $   (897)
                                                                         ========      ========        ========

          The components of income tax expense (benefit) are comprised of the following:


                                                                                  Years Ended December 31,
                                                                         --------------------------------------------
                                                                             1995           1996          1997

Current:
  United States and U.S. Virgin Islands                                   $  1,210       $  3,096       $ 5,458
  Foreign                                                                   10,370          4,948         3,312
Deferred                                                                     4,651          5,528        (9,356)
Amortization of regulatory liability and investment
  tax credits                                                                 (981)          (533)         (311)
                                                                          --------       --------       -------
                                                                          $ 15,250       $ 13,039       $  (897)
                                                                          ========       ========       =======


          The significant components of deferred tax liabilities and assets are as follows:


                                                               December 31,
                                                            1996          1997

Deferred tax liabilities:
  Differences between book and tax basis of property      $ 24,887      $ 1,445
  Property costs recoverable from future revenues            8,566        1,138
  Pension paid in excess of book expense                         -        1,041
  Revenues not recognized for tax purposes                   1,680            -
  Other                                                         73            -
                                                          --------      -------
                                                            35,206        3,624

Deferred tax assets:
  Non-deductible expense                                     1,067          596
  Pension costs not currently deductible                       507          582
  Regulatory liability                                       1,297          269
                                                          --------      -------
                                                             2,871        1,447
                                                          --------      -------
           Net deferred tax liabilities                   $ 32,335      $ 2,177
                                                          ========      =======

          Vitelco received approval from the Virgin Islands Industrial Development Commission in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands Income taxes and 100% of Virgin Islands gross receipts, excise and property taxes (IDC tax benefits). In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This charge has resulted in the Company recording non-recurring credit to income tax expense of approximately $11,968,000 for the year ended December 31, 1997. On October 9, 1997, the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

          Upon the adoption of SFAS 109, the Company recorded regulatory assets and liabilities for the cumulative effect of the adoption on the Company's regulated subsidiaries since it was anticipated that these amounts would be recovered from or returned to customers through future rates. At December 31, 1996 and 1997, the Company has a regulatory liability of approximately $3.5 million and $3.0 million which is included in other long-term liabilities.

          At December 31, 1997, unremitted earnings of foreign subsidiaries (ATN-VI and subsidiaries) were approximately $56,522,000. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. The determination of the amount of U.S. tax which would be payable if such unremitted foreign earnings were repatriated through dividend remittances is not practicable in that any U.S. taxes payable on such dividends would be significantly offset by foreign tax credits. Additionally, distributions from ATN-VI and its subsidiaries could be subject to 10% withholding taxes imposed by the U.S. Virgin Islands.

I.    EMPLOYEE BENEFIT AND INCENTIVE PLANS AND OTHER POSTRETIREMENT
      BENEFITS

          Pension Plans - The Company has noncontributory defined benefit pension plans (the Plan) for salaried employees who are not members of a collective bargaining unit and eligible hourly union employees who meet certain age and employment criteria. The funding policy is to contribute to the Plan such amounts that are necessary to fund the Plan in accordance with funding requirements of ERISA. Contributions are intended to provide not only for benefits attributed for service to date, but also for those expected to be earned in the future. The benefits are based on the participants' average salary for the "salaried plan" and credited service years for the "hourly plan."

          Net periodic pension cost was:


                                                 Years Ended December 31,
                                          --------------------------------------
                                              1995         1996          1997

Service cost                                 $   600       $   811      $   720
Interest on projected benefit obligation         890         1,061        1,131
Actual return on assets                       (1,292)       (1,331)      (1,959)
Net amortization and deferral                  1,052         1,085        1,429
                                             -------       -------      -------
Net periodic pension cost                    $ 1,250       $ 1,626      $ 1,321
                                             =======       =======      =======

          The following table sets forth the funded status, the amounts recognized in the balance sheet of the Company at December 31, 1996 and 1997, and the principal assumptions of the Company's plans:


                                                              December 31,
                                                           1996        1997
Actuarial present value of benefit obligations:
  Vested benefits                                       $  13,681   $  15,649
  Nonvested benefits                                           39         437
                                                        ---------   ---------
Accumulated plan benefits                               $  13,720   $  16,086
                                                        =========   =========
Projected benefit obligation                            $ (16,027)  $ (17,425)
Fair value of plan assets                                  12,389      15,483
                                                        ---------   ---------
Plan projected benefit obligation in excess of assets      (3,638)     (1,942)

Unrecognized net loss                                       2,699       2,894
Unrecognized prior service costs                            1,257         900
Unrecognized net obligation at January 1, 1987                939         782
                                                        ---------   ---------
Prepaid pension included in the balance sheet           $   1,257   $   2,634
                                                        =========   =========

          The discount rate was 7.4% and 7.0% at December 31, 1996 and 1997 and the expected rate return on invested assets was 8.0% for both years.

          In accordance with Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, the Company has recorded an additional minimum pension liability equal to the unfunded pension benefit obligation of $3,234,000 and $3,237,000 and an intangible asset (to the extent of the additional liability) equal to the aggregate of the prior service cost and transition obligation of $1,877,000 and $1,682,000 at December 31, 1996 and 1997, respectively. The excess of the additional minimum pension liability over the intangible of $849,000 and $973,000 at December 31, 1996 and 1997, respectively, has been recorded as a separate component (a reduction in) of equity, net of taxes of $507,000 and $581,000. The change in the excess of the minimum pension liability over the intangible asset for the years ended December 31, 1996 and 1997 of $828,000 and $(124,000), respectively, has been recorded as a credit to (reduction in) equity, net of tax expense (benefit) of $494,000 and $(74,000).

          Long-Term Incentive and Share Plan - On December 31, 1997, the Company adopted the 1997 Long-Term Incentive and Share Award Plan (the Incentive
     Plan). Any employee of the Company or its affiliate who is responsible for or contributes to the management, growth, or profitability of the Company or its affiliates is eligible to participate in the Incentive Plan.

          The total number of shares reserved for awards under the Incentive Plan is 1,095,913. Awards under the Incentive Plan may consist of incentive stock options (ISOs), nonqualified stock options (NQSOs) and stock appreciation rights (SARs) as well as other types of awards. On December 31, 1997, stock options of 273,978 shares at $8.00 were granted under the Incentive Plan. Of these options, 68,495 were vested and exercisable as of December 31, 1997. The remaining 205,483 options vest and become exercisable ratably and daily from January 1, 1998 through January 1, 2000. The exercise price of the options is equal to market value on the date of grant.

          The Company applies Accounting Principles Board Opinion No. 25 entitled Accounting for Stock Issued to Employees in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for stock options granted. The pro forma compensation expense and related earnings per share impact for the stock options granted under Statement of Financial Accounting Standards No. 123 entitled Accounting for Stock-Based Compensation was not material for the fiscal year ended December 31, 1997.

          Postretirement Benefits - The Company provides unfunded noncontributory defined medical, dental, vision and life benefits for both retired, hourly and salaried employees who meet certain age and employment criteria. The cost of these postretirement benefits is accrued during the employee's active service period.

          Net postretirement benefit cost was:


                                                          Years Ended
                                                          December 31,
                                                    -----------------------
                                                       1996        1997

Service cost                                          $  73      $  57
Interest cost                                           116        116
Transition obligation                                    38         38
Net other amortization and deferral                      68         50
                                                      -----      -----
           Net postretirement benefit cost            $ 295      $ 261
                                                      =====      =====

          The following table sets forth the funded status and the amounts recognized in the balance sheet of the Company:


                                                              December 31,
                                                           1996          1997

Accumulated postretirement benefit obligation:
  Retirees                                                $  281      $    322
  Eligible actives                                           412           436
  Non-eligible actives                                     1,053         1,026
                                                          ------      --------
                                                           1,746         1,784

Fair value of plan assets                                   -              -
                                                          ------      --------
Accumulated benefit obligation in excess of assets        (1,746)       (1,784)
Unrecognized net loss (gain)                                (263)         (368)
Unrecognized prior service costs                             543           513
Unrecognized net obligation                                  605           567
                                                          ------      --------
Pension liability included in the balance sheet           $ (861)     $ (1,072)
                                                          ======      ========

          In determining the accumulated postretirement benefit obligations, the discount rate was assumed to be 7.4% in 1996 and 7.0% in 1997. For 1997, the assumed health care cost trend rate was 9.6% and 8.6% for pre-age 65 and post-age 65 participants, respectively, declining gradually to 5.5% and 5.75% over the next 15 years. A 1% increase in assumed health care cost trend rate would increase the service and interest cost expense by $15,000 for 1997 and increase the accumulated postretirement benefits obligations by $144,000.

          Retirement Savings Plan - The Company and its subsidiaries have an investment and savings plan for all salaried employees which covers all employees of the Company and its subsidiaries who are not members of a collective bargaining unit and who meet certain age and employment criteria. With respect to such plan, the Company expensed $178,000, $181,000 and $182,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also has a 401(k) plan for hourly union employees who meet certain age and employment requirements. Employee contributions are elective and no contributions are required by the Company.

          Employee Stock Ownership Plan - In 1991, the Company established an Employees' Stock Ownership Plan (ESOP) to provide a means for employees to participate in the ownership of the Company. All non-craft salaried and hourly employees of the Company and its participating affiliates who are not members of a collective bargaining unit and who have attained age 21 and completed one year of service are eligible to participate in the ESOP.

          The Company may make discretionary contributions to the ESOP in the form of Company stock (or cash which is used to acquire stock of EmCOM, either on the open market or directly from the Company). The ESOP is permitted to borrow money to purchase Company stock. No Company contributions were made in 1995, 1996 or 1997.

J.    CONTINGENCIES AND COMMITMENTS

          In connection with the split-off Transaction, the Company believes it has certain claims against ATN, and ATN may, in turn, have claims against the Company. Due to the preliminary nature of the situation, management and legal counsel are unable to predict the ultimate resolution of these matters.

          The Company has various litigation cases and claims in the normal course of business the resolution of which, in the opinion of management, is not expected to have a material effect on the financial statements.

K.    FAIR VALUE DISCLOSURE

          Management has determined the carrying amounts of cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of fair value. The fair value of long-term debt is estimated using a discounted cash flow analysis. At December 31, 1996 and 1997, the carrying value of long-term debt was $129,169,000 and $114,085,000 and the estimated fair value was $127,783,000 and $113,150,000, respectively.

L.    GEOGRAPHIC AND CREDIT CONCENTRATIONS

                  Geographic data:


                                 United
                                 States          Guyana       Consolidated

1997 operations:
  Total revenues                    $ 73,339       $ 117,615       $ 190,954
  Income from operations              18,026               -          18,026
  Identifiable assets                 67,032               -          67,032

1996 operations:
  Total revenues                    $ 68,664       $ 148,253       $ 216,917
  Income from operations              10,063          33,991          44,054
  Identifiable assets                230,714         158,610         389,324


          Revenues from AT&T comprised approximately 27%, 29% and 24% of consolidated total revenues in 1995, 1996 and 1997, respectively. Revenues from MCI comprised approximately 15% and 7% in 1996 and 1997, respectively. These revenues consist principally of international and long distance service, interstate network access, and billing and collection service revenues. No other revenue source accounted for more than 10% of total revenues for the years presented.

          A significant portion of the international long-distance revenue discussed above is generated by GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider accounted for $78 million, $83 million and $39 million of these revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

M.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1997 and 1996:


                                                                      Three Months Ended
                                                 --------------------------------------------------------------
                                                       March 31       June 30    September 30       December 31

1997

Revenues                                               $ 50,124      $ 45,324       $ 54,277          $ 41,229
Expenses                                                 39,543        38,892         38,248            37,843
                                                       --------      --------       --------          --------
Income from operations                                   10,581         6,432         16,029             3,386
Other income and expense                                  2,483         2,676          2,584            47,495
                                                       --------      --------       --------          --------
Income (loss) before income taxes and
  minority interest                                       8,098         3,756         13,445           (44,109)
Income taxes                                              2,909        (9,521)         5,873              (158)
                                                       --------      --------       --------          --------
Income before minority interest                           5,189        13,277          7,572           (43,951)
Minority interest                                           307             1          1,050               (18)
                                                       --------      --------       --------          --------
Net income (loss)                                      $  4,882      $ 13,276       $  6,522          $(43,933)
                                                       ========      ========       ========          ========
Net income (loss) per share                            $   0.40      $   1.08       $   0.53          $  (3.58)
                                                       ========      ========       ========          ========

Weighted average shares outstanding                      12,273        12,273         12,273            12,259
                                                       ========      ========       ========          ========



                                                                      Three Months Ended
                                                 -------------------------------------------------------------
                                                    March 31       June 30    September 30      December 31

1996

Revenues                                               $ 52,320      $ 55,882       $ 57,035         $ 51,680
Expenses                                                 42,892        43,468         45,145           41,358
                                                       --------      --------       --------          --------
Income from operations                                    9,428        12,414         11,890           10,322
Other income and expense                                  2,726         2,777          2,782            2,546
                                                       --------      --------       --------          --------
Income before income taxes and
  minority interest                                       6,702         9,637          9,108            7,776
Income taxes                                              2,924         3,952          3,608            2,555
                                                       --------      --------       --------          --------
Income before minority interest                           3,778         5,685          5,500            5,221
Minority interest                                           592           680            588              317
                                                       --------      --------       --------          --------

Net income                                             $  3,186      $  5,005       $  4,912          $ 4,904
                                                       ========      ========       ========          =======
Net income per share                                   $   0.26      $   0.41       $   0.40          $  0.40
                                                       ========      ========       ========          =======

Weighted average shares outstanding                      12,273        12,273         12,273           12,273
                                                       ========      ========       ========          =======

EMERGING COMMUNICATIONS, INC.                                        Schedule I
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1996 AND 1997
(Amounts in Thousands)
-------------------------------------------------------------------------------

ASSETS                                              1996               1997

Current assets:
  Cash                                           $       578        $      -
  Other current assets                                   192                 15
                                                 -----------        -----------
                                                         770                 15

Property and equipment                                 3,149              2,543
  Less accumulated depreciation                       (2,094)            (2,091)
                                                 ------------       -----------
                                                       1,055                452

Investment in and advances to subsidiaries           155,038             63,846

Other assets                                           2,044                153
                                                 -----------        -----------

                                                 $   158,907        $    64,466
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $     5,722        $     5,500
  Accounts payable                                       952               -
  Accrued taxes                                        1,214               -
  Other current liabilities                              952               -
  Current portion of long-term debt                       88                 98
                                                 -----------        -----------
           Total current liabilities                   8,928              5,598

Long-term debt, excluding current portion                188              98

Contingencies and commitments

Stockholders' equity:
  Common stock                                           123                110
  Paid-in capital                                     81,852             59,633
  Pension liability                                     (849)              (973)
  Retained earnings                                   68,665               -
                                                 -----------        -----------
           Total stockholders' equity                149,791             58,770
                                                 -----------        -----------

                                                 $   158,907        $    64,466
                                                 ===========        ===========

See note to condensed financial statements.



EMERGING COMMUNICATIONS, INC.                                                                            Schedule I
(Parent Company Only)                                                                                    (Continued)

CONDENSED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Amounts in Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                            --------------------------------------------
                                                                                 1995          1996           1997

Advisory fees                                                                   $  7,870       $  8,895     $   7,057
Interest income                                                                    4,555          4,490         4,681
                                                                                --------       --------     ---------
                                                                                  12,425         13,385        11,738
Expenses:
  Interest                                                                           893            548           533
  Loss on split-off of ATN                                                          -               -          45,041
  General and administrative                                                       7,215          7,117         7,227
                                                                                --------       --------     ---------
                                                                                   8,108          7,665        52,801
                                                                                --------       --------     ---------

Income (loss) before income taxes and equity in undistributed
  earnings of subsidiaries                                                         4,317          5,720       (41,063)
Income taxes                                                                      (1,049)        (1,651)       (1,445)
                                                                                ---------      ---------    ---------

Income (loss) before equity in undistributed earnings of subsidiaries              3,268          4,069       (42,508)
Equity in undistributed earnings of subsidiaries                                  13,942         13,938        23,255
                                                                                --------       --------     ---------

Net income (loss)                                                               $ 17,210       $ 18,007     $ (19,253)
                                                                                ========       ========     =========

Basic net income (loss) per share                                               $   1.40       $   1.47     $   (1.57)
                                                                                ========       ========     =========


See note to condensed financial statements.



EMERGING COMMUNICATIONS, INC.                                                                                 Schedule I
(Parent Company Only)                                                                                        (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                      Years Ended December 31,
                                                                            ---------------------------------------------
                                                                                 1995           1996           1997
Cash flow from operating activities:
  Net income (loss)                                                             $ 17,210       $ 18,007       $(19,253)
  Adjustments to reconcile net income to net cash flows from from operating activities:
      Loss on split-off of ATN                                                      -              -            45,041
      Equity in undistributed earnings of subsidiaries                           (13,942)       (13,938)       (23,255)
      Depreciation and amortization                                                  662            694            427
      Change in operating assets and liabilities, net of effect of split-off
        Transaction:
          Other assets                                                             1,138         (1,120)        (2,782)
          Other liabilities                                                        1,267             (7)           894
          Other                                                                      395            138            366
                                                                                --------       --------       --------
           Net cash flows from operating activities                                6,505          3,426          1,438

Cash flows from investing activities:
  Change in advance to subsidiaries                                               (4,844)           669         21,205
  Cash transferred to ATN                                                           -              -            (5,482)
  Capital expenditures                                                              (377)          -               (36)
                                                                                --------       --------       --------
           Net cash flows from investing activities                               (5,221)           669         15,687

Cash flows from financing activities:
  Net repayments on notes                                                           -              (790)          (222)
  Issuance of long-term debt                                                         356           -               -
  Repayment of long-term debt                                                       (204)        (4,342)           (81)
  Purchase of Company stock                                                         -              -           (17,400)
                                                                                --------       --------       --------
           Net cash flows from financing activities                                  152         (5,132)       (17,703)
                                                                                --------       ---------      --------

Net change in cash                                                                 1,436         (1,037)          (578)

Cash, beginning of year                                                              179          1,615            578
                                                                                --------       --------       --------

Cash, end of year                                                               $  1,615       $    578       $    -
                                                                                ========       ========       ======

Supplemental cash flow information:
  Interest paid                                                                 $  1,037       $    542       $    515
                                                                                ========       ========       ========

  Income taxes paid                                                             $    260       $    620       $  2,310
                                                                                ========       ========       ========

Non-cash activities:
  Split-off of ATN                                                              $   -          $   -          $ 99,285
                                                                                ========       ========       ========

See notes to condensed financial statements.

                                                                      Schedule I
                                                                     (Continued)
EMERGING COMMUNICATIONS, INC.
(Parent Company Only)


NOTE TO CONDENSED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
-----------------------------------------------------------------------


A.    SIGNIFICANT ACCOUNTING POLICIES

          Investment in Subsidiaries - Emerging Communications, Inc.'s investment in subsidiary is accounted for using the equity method.

          Split-Off Transaction - On December 30, 1997, Atlantic Tele-Network, Inc. (ATN) split-off into two separate public companies (the Transaction). One, a new company, Emerging Communications, Inc. and subsidiaries (EmCOM or the Company) contains all of the predecessors telephone operations in the U.S. Virgin Islands. The other public company, ATN, continues to own the business and operations in Guyana. Since Emerging Comunications, Inc. was the larger of the split-off entities, ATN was the split-off entity. The Company is the successor company and its historical financial statements prior to the split-off are those of the consolidated group, and therefore include the operations in Guyana prior to the split-off.

          The Transaction was a non-pro rata split-off and accordingly has been accounted for at fair value as evidenced by the market capitalization of ATN. Consequently, the loss on fair valuation of the net assets of ATN has been included in the consolidated statement of operations.



                                                                                                             Schedule II
EMERGING COMMUNICATIONS, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------------


                                         Balance at       Charged to         Net                            Balance
                                          Beginning       Costs and        Charge      Transferred to       at End
                                          of Period        Expenses         Offs            ATN            of Period

YEAR ENDED DECEMBER 31, 1995:
  Description:
    Allowance for doubtful accounts         $ 1,908         $ 1,723          $  627       $    -            $ 3,004
                                            =======         =======          ======       =========         =======


YEAR ENDED DECEMBER 31, 1996:
  Description:
    Allowance for doubtful accounts         $ 3,004         $   389          $1,248       $    -            $ 2,145
                                            =======         =======          ======       =========         =======


YEAR ENDED DECEMBER 31, 1997
  Description:
    Allowance for doubtful accounts         $ 2,145         $   427          $  882       $     502         $ 1,191
                                            =======         =======          ======       =========         =======


