Form 10-Q
period 1998-03-31
EMERGING COMMUNICATIONS INC
filed 1998-05-14
CIK 1042647

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended March 31, 1998

                                      OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 001-13385


                         Emerging Communications, Inc.
              (exact name of issuer as specified in its charter)

       Delaware                                 66-0547028
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)             Identification Number)

                            Chase Financial Center
                                 P.O. Box 1730
                     St. Croix, U.S. Virgin Islands 00821
                                (809) 777-8000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of March 31, 1998, the registrant had outstanding 10,959,131 shares of its common stock ($.01 par value).
________________________________________________________________________


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

--------------------------------------------------------------

                                                              December 31,    March 31,
ASSETS                                                            1997          1998
                                                                             (Unaudited)

Current assets:                                              -----------     ----------
  Cash                                                        $   4,013      $   5,342
  Accounts receivable, net                                       14,548         13,254
  Materials and supplies                                          6,241          6,031
  Prepayments and other current assets                            4,396          2,627
                                                              ----------     ----------
          Total current assets                                   29,198         27,254

Fixed assets:
  Property, plant and equipment                                 237,825        240,139
  Less accumulated depreciation                                (111,296)      (114,982)
  Franchise rights and cost in excess of
  underlying book value, less accumulated
  amortization of $10,112,000 and $10,346,000                    27,567         27,333
                                                              ----------     ----------
           Net fixed assets                                     154,096        152,490

Property costs recoverable from future revenues, less
 accumulated amortization of $2,715,000 and $3,038,000           21,596         21,273
Other assets                                                     19,418         20,958
                                                              ----------     ----------
                                                              $ 224,308      $ 221,975
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                  19,280         24,300
  Accounts payable                                               14,169          7,926
  Accrued taxes                                                   1,087          1,040
  Advance payments and deposits                                   2,072          2,192
  Other current liabilities                                       5,863          5,157
  Current portion of long-term debt                               8,947          9,152
                                                              ----------     ----------
           Total current liabilities                             51,418         49,767

Deferred income taxes and tax credits                             2,774          2,833
Long-term debt, excluding current portion                       105,138        102,616
Pension and other long-term liabilities                           6,208          6,050


Contingencies and commitments (Note D)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000         -
  shares auth-rized; none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000
  shares authorized; 10,959,131 shares issued and outstanding       110            110
  Paid-in capital                                                59,633         59,633
  Pension liability                                                (973)          (973)
  Retained earnings                                             -                1,939
                                                              ----------     ----------
           Total stockholders' equity                            58,770         60,709
                                                              ----------     ----------
                                                              $ 224,308      $ 221,975
                                                              ==========     ==========


See notes to consolidated condensed financial statements.


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except Per Share Data)

----------------------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                          -----------------------------
                                                                1997          1998

Revenues:
    Telephone operations                                      $ 47,945      $ 15,884
    Cellular services                                            1,149           883
    Product sales and rentals                                    1,030         1,389
                                                              ---------     ---------
           Total revenues                                       50,124        18,156

  Expenses:
    Telephone operations                                        36,015        10,488
    Cellular services and product sales and rental expenses      1,860         1,822
    General and administrative expenses                          1,668         1,103
                                                              ---------     ---------
           Total operating expenses                             39,543        13,413

           Income from operations                               10,581         4,743


Other income and expense:
  Interest expense                                              (2,572)       (1,679)
  Interest income                                                   89            34
                                                              ---------     ---------
           Total other income and expense                       (2,483)       (1,645)
                                                              ---------     ---------

Income before income taxes and minority interest                 8,098         3,098
Income taxes                                                     2,909         1,159
                                                              ---------     ---------
Income before minority interest                                  5,189         1,939

Minority interest                                                 (307)          -
                                                              ---------     ---------

Net income                                                    $  4,882      $  1,939
                                                              =========     =========


Net income per share                                          $  0.40       $  0.18
                                                              =========     =========


Weighted average shares outstanding                             12,273        10,959
                                                              =========     =========


See notes to consolidated condensed financial statements.


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)
--------------------------------------------------------------

                                                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                              -----------------------------
                                                                     1997            1998


Net cash flows provided by operating activities                    $ 8,570         $ 1,114

Cash flows from investing activities:
  Capital expenditures                                              (5,081)         (2,488)
                                                                 ----------      ----------
           Net cash used in investing activities                    (5,081)         (2,488)

Cash flows from financing activities:
  Repayment of long-term debt                                       (2,221)         (2,317)
  Net borrowings (repayments) on notes                                (343)          5,020
                                                                 ----------      ----------
 Net cash flows (used) provided by financing activities             (2,564)          2,703
                                                                 ----------      ----------

Net increase in cash                                                   925           1,329

Cash, Beginning of Period                                           11,540           4,013
                                                                 ----------      ----------

Cash, End of Period                                               $ 12,465         $ 5,342
                                                                 ==========      ==========

Supplemental cash flow information:
  Interest paid                                                   $  2,606         $ 2,738
                                                                 ==========      ==========

  Income taxes paid                                               $  2,219         $ -
                                                                 ==========      ==========

  Depreciation and Amortization Expense                           $  6,003         $ 5,029
                                                                 ==========      ==========



See notes to consolidated condensed financial statements.

                Emerging Communications, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
                  Three Months Ended March 31, 1997 and 1998



A. GENERAL

SIGNIFICANT ACCOUNTING POLICIES

     On December 30, 1997, Atlantic Tele-Network, Inc. (ATN) split-off into two separate public companies (the Transaction). One, a new company, Emerging Communications, Inc. and subsidiaries (EmCom or the Company) contains all of the predecessors telephone operations in the U.S. Virgin Islands. The other, ATN, continues to own the business and operations in Guyana. Since Emerging Communications, Inc. was the larger of the two entities, ATN was the split-off entity and EmCom was deemed the successor company. Consequently, the historical financial statements of EmCom prior to the split-off reflect those of the consolidated group (ATN's historical financial statements) and include the operations in Guyana prior to the split-off.

     The consolidated condensed balance sheet of Emerging Communications, Inc. and subsidiaries at December 31, 1997 has been taken from audited financial statements at that date. All other consolidated condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1997 and 1998 are not necessarily indicative of the operating results for the full year not yet completed.

     Reclassification - Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 entitled Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). This statement utilizes the "management approach" for segment reporting which is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This statement is effective for fiscal years beginning after December 31, 1997, or January 1, 1998 for the Company. However, the provisions of this statement are not required for the interim reporting periods in the first year of implementation. The provisions of this statement, which are of a disclosure nature, will not have a material impact on the financial statements.

B. PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission "FCC" to include the interstate portion of these costs in its rate base and amortize them over a five year period. In May 1997, Vitelco received approval from the Virgin Islands Industrial Development Commission "IDC" for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes to assist in recovering the intrastate portion of the hurricane related costs. The Company believes that it is probable that future revenue in an amount at least equal to the intrastate portion of these costs will result from inclusion of these costs in allowable costs for rate making purposes. The Company has deferred the intrastate portion of these costs and anticipates amortizing them over the same period as the IDC tax benefit. On October 9, 1997, the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.


C. ACCOUNTING FOR INCOME TAXES

     As discussed in Note B above, Vitelco received approval from the Virgin Islands Industrial Development Commission in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period.

D. CONTINGENCIES AND COMMITMENTS

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



E. COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130) . Statement of Financial Accounting Standards No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. There was no material difference between net income and comprehensive income for the three months ended March 31, 1997 and 1998.

         .

                Emerging Communications, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                     Conditions and Results of Operations




Split-Off Transaction

     On December 30, 1997, Atlantic Tele-Network, Inc. ("ATN") split off into two separate public companies pursuant to the split-off Transaction. One company, EmCom contains all the predecessors telephone operations in the U.S. Virgin Islands. The other, ATN, continues to own the business and operations in Guyana. Because EmCom was the larger of the two entities, ATN was deemed the split-off entity and EmCom was deemed the successor company. Consequently, the historical financial statements of EmCom prior to the split-off Transaction reflect those of the consolidated group and include the operations in Guyana.

     The split-off Transaction was a non pro-rata split off and was accounted for at fair value as evidenced by the market capitalization of ATN subsequent to the split-off Transaction. Accordingly, the loss on fair valuation of the net assets of ATN was included in the consolidated statement of operations for the year ended December 31, 1997.

     As a result of the split-off, EmCom no longer includes the operations or financial results of the Guyana subsidiary GT&T in its current year financial statements.

Introduction

     The Company's revenues and income from continuing operations have been derived principally from the operations of its telephone subsidiaries, Vitelco and, prior to the split-off Transaction, GT&T. Vitelco derives most of its revenues from local telephone and long-distance access services. GT&T derives almost all of its revenues from international telephone services. The holding company for EmCom's United States Virgin Islands operations is Atlantic Tele-Network, Co. ("ATN-VI"). Other operations in the Company's Consolidated Condensed Statements of Operations include: Vitelcom Cellular, Inc. d/b/a VitelCellular, which provides cellular telephone service in the U.S. Virgin Islands; and, until it merged into ATN-VI, Vitelcom, which supplies customer premises equipment in the U.S. Virgin Islands.


RESULTS OF OPERATIONS

Three Months ended March 31, 1997 and 1998

     Operating revenues for the three months ended March 31, 1998 were $18.1 million as compared to $50.1 million for the corresponding period of the prior year, a decrease of $32.0 million. The decrease was due principally to the split-off Transaction since revenues for the three months ended March 31, 1997 included approximately $31.8 million in revenues related to GT&T's telephone operations. After giving effect to the split-off Transaction, the revenues of the operations retained by the Company decreased approximately $226,000 or 1% from revenues for the same period last year.

     Revenues from telephone operations decreased approximately $319,000, or 2% compared to revenues for the same period last year. This decrease is principally due to a decline in Universal Service Fund revenues offset by increases in revenues from local exchange service, access charges, and billing and collection services attributable to increased subscriber access lines.

     Revenues from cellular services declined approximately $266,000, or 23% as compared to revenues for the same period last year due to decreases in subscribers and average revenues per subscriber. Revenues from product sales and rentals increased $359,000, or 35% compared to revenues for the same period last year as a result of completing several projects in the first quarter of 1998.

     Operating expenses for the three months ended March 31, 1998 were $13.4 million as compared to $39.5 million for the corresponding period of the prior year, a decrease of $26.1 million, or 66%. This decrease was due principally to the inclusion of approximately $26.4 million of operating expenses related to GT&T and ATN, Inc. for the period ended March 31, 1997. As a result of the split-off Transaction, GT&T and ATN, Inc. are no longer part of the Company's operations.

     After giving effect to the split-off Transaction, operating expenses were $13.4 million for the three months ended March 31, 1998, a $400,000 or 3% increase as compared to $13.0 million for the corresponding period of the prior year. This increase is principally due to a $182,000 increase in expenses of telephone operations and a $243,000 increase in general and administrative expenses.

     As a percentage of revenues from telephone operations, after giving effect to the split-off Transaction, operating expenses were approximately 74% and 71% for the three months ended March 31, 1998 and 1997, respectively.

     Income from operations for the three months ended March 31, 1998 was $4.7 million, a $5.8 million decrease compared to income from operations for the same period last year. However, after giving effect to the split-off Transaction, income from operations decreased $613,000 or 11% for the three months ended March 31, 1998 as compared to the same period last year. This decrease is attributable to the $226,000 or 1% decrease in revenues combined with the approximate $400,000 or 3% increase in operating expenses as discussed herein.

     Net interest expense for the three months ended March 31, 1998 was $1.6 million as compared to $2.5 million for the corresponding period of the prior year, a decrease of $838,000. After giving effect to the split-off Transaction, net interest expense increased approximately $100,000 as a result of as increase in outstanding debt. Income before taxes and minority interest decreased $5.0 million to $3.1 million for the first three months of 1998.

     As discussed in Note C to the Consolidated Condensed Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. On October 9, 1997 the Virgin Islands Public Service Commission ("PSC") instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

     Before giving effect to the change in deferred taxes discussed above, the Company's effective tax rate for the three months ended March 31, 1998 was 37.4% as compared to 35.9% for the corresponding period of the prior year.

     The minority interest in earnings for the three months ended March 31, 1997 consists of the Guyana government's 20% interest in GT&T and Comsat Mobile Investments, Inc.'s (a subsidiary of Communications Satellite Corporation) 10% interest in VitelCellular. As a result of the split-off Transaction, the minority interest held in GT&T is no longer included in the operations of the Company. Additionally, on February 13, 1998, ATN-VI purchased the 10% minority interest held in VitelCellular. The minority interest in earnings up to the date of ATN-VI's acquisition of 10% minority interest is immaterial.

Liquidity and Capital Resources

     The Company depends upon funds received from subsidiaries to meet its capital needs, including servicing debt and financing any future acquisitions. As a result of the split-up of ATN into two separate public companies, the Company's capital resources have changed significantly, and the Company has fewer resources and significantly reduced operations for the near term. However, the Company believes existing liquidity and capital resources will be adequate to meet current operating needs.

     In connection with the split-off Transaction, EmCom assumed approximately $5.5 million of bank debt of ATN, of which $5.5 million was outstanding at March 31, 1998 under a short-term credit facility which matures October 1, 1998. The Company's primary sources of funds are management fees, repayment of loans, interest from ATN-VI and dividends from ATN-VI.

     In connection with the split-off Transaction, ATN-VI borrowed approximately $17.4 million, net, from the Rural Telephone Finance Cooperative ("RTFC") under a 15 year credit facility (the "1997 RTFC Credit Facility"). This facility provides for quarterl payments of principal and interest of approximately $500,000. At March 31, 1998, $17.2 million, net, was outstanding under this credit facility, which bears interest at a variable rate, which was 6.65% at March 31, 1998. In addition to the 1997 RTFC Credit Facility, ATN-VI had other outstanding borrowings from the RTFC of $15.6 million, net, at March 31, 1998, of which $1.3 million bears interest at a variable rate, which was 6.65% at March 31, 1998, and $14.3 million bears interest at a fixed rate of 8%.

     ATN-VI's loan agreements with the RTFC limit the payment of dividends by ATN-VI to EmCom unless ATN-VI meets certain financial ratios, which were met at March 31, 1998, and, after payment of the dividend ATN-VI's stockholders equity is greater than 30% of total assets. ATN-VI's loan agreements with the RTFC contain covenants that restrict ATN-VI from, among other things: (i) with certain exceptions, engaging in consolidations, mergers and sales of assets;
(ii) with certain exceptions, creating, incurring, assuming or suffering to exist other indebtedness; (iii) with certain exceptions, making investments or loans in any other person or entity; (iv) acquiring assets or capital stock of other entities except for certain permitted acquisitions; and (v) redeeming, retiring or purchasing capital stock of ATN-VI without, in each case, the prior written approval of RTFC.

     ATN - VI's ability to service its debt or to pay dividends will be primarily dependent on funds from its parent or its subsidiaries, primarily Vitelco. Vitelco's loan agreement with the RUS (the "RUS Loan Agreement") and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the PSC also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, if the equity ratio, as defined, is below 40% although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at March 31, 1998, Vitelco's dividend paying capacity was approximately $.7 million.

     At March 31, 1998, Vitelco had an outstanding balance under the RUS Loan Agreement of $53.7 million, which bears interest at a fixed rate of 5%. The RUS Loan Agreement calls for fixed monthly principal and interest payments of $7.04 per $1,000 of loan balance with any remaining balance due May 2012. The RUS Loan Agreement contains covenants, which, with certain exceptions restrict Vitelco from: (i) engaging in mergers and consolidations; (ii) selling, leasing or transferring any capital assets; (iii) entering into any contract for the management of its business or operations or maintenance of its properties; (iv) declaring or paying dividends, unless certain criteria are met; (v) guaranteeing or incurring additional indebtedness; and (vi) making investments except as otherwise permitted.

     At March 31, 1998, Vitelco has outstanding borrowings from the RTFC of $37.6 million, of which $9.9 million was owing under a term loan which bears interest at a fixed rate of 9.75% (the "9.75% Term Loan"), $9.5 million was owing under a term loan which bears interest at a fixed rate of 8% (the "8% Term Loan"), $5 million was owing under a $5 million revolving line of credit with an interest rate of 7.25% and $13.2 million was owing under a $15 million revolving loan of credit with an interest rate of 7.25%. The $5 million line of credit with the RTFC expires in March 2000, and the $15 million line of credit with the RTFC expires in October 1998. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1998, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

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

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of March 31, 1998, the Company was in compliance with all covenants contained in its long-term debt agreements.

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

Impact of Inflation

     The effect of inflation on the Company's financial results of telephone operations in the U.S. Virgin Islands has not been significant in recent years. The effect of inflation on the cost of providing telephone service in the U.S. Virgin Islands has generally been offset (without any increase in local subscribers' rates) by increased revenues resulting from growth in the number of subscribers and from regulatory cost recovery practices in determining access revenues.

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

                Emerging Communications, Inc. and Subsidiaries

                           Part II Other Information




Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                Emerging Communications, Inc. and Subsidiaries

                                  Signatures



     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 EMERGING COMMUNICATIONS, INC.





Date:   May 14, 1998             /s/  James J. Heying
--------------------            -----------------------------
                                 James J. Heying
                                 Chief Financial Officer and Vice-President
                                 signing both in his capacity as Vice-
                                 President on behalf of the Registrant and as
                                 Chief Financial Officer of the Registrant