Form 10-Q
period 1998-06-30
EMERGING COMMUNICATIONS INC
filed 1998-08-14
CIK 1042647

________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended June 30, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 1998, the registrant had outstanding 10,959,131 shares of its common stock ($.01 par value).
____________________________________________________________________________


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

---------------------------------------------------------------------------------------------------


                                                                        December 31,      June 30,
ASSETS                                                                       1997           1998
                                                                                        (Unaudited)
                                                                        ------------   ------------
Current assets:
  Cash                                                                  $     4,013    $     4,340
  Accounts receivable, net                                                   14,548         14,093
  Materials and supplies                                                      6,241          6,105
  Prepayments and other current assets                                        4,396          2,423
                                                                        ------------   ------------
          Total current assets                                               29,198         26,961

Fixed assets:
  Property, plant and equipment                                             237,825        254,859
  Less accumulated depreciation                                            (111,296)      (117,884)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $10,112,000 and $10,580,000                   27,567         27,099
                                                                        ------------   ------------
           Net fixed assets                                                 154,096        164,074

Property costs recoverable from future revenues, less accumulated
 amortization of $2,715,000 and $3,355,000                                   21,596         20,956
  Investment in unconsolidated subsidiary                                      -            21,113
  Other assets                                                               19,418         26,107
                                                                        ------------   ------------
                                                                        $   224,308    $   259,211
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                         $    19,280    $    37,688
  Accounts payable                                                           14,169          7,277
  Accrued taxes                                                               1,087          1,501
  Advance payments and deposits                                               2,072          2,000
  Other current liabilities                                                   5,863          5,136
  Current portion of long-term debt                                           8,947          8,659
                                                                        ------------   ------------
           Total current liabilities                                         51,418         62,261

Deferred income taxes and tax credits                                         2,774          2,892
Long-term debt, excluding current portion                                   105,138        126,173
Pension and other long-term liabilities                                       6,208          5,893


Contingencies and commitments (Note D)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    10,959,131 shares issued and outstanding                                    110            110
  Paid-in capital                                                            59,633         59,633
  Pension liability                                                            (973)          (973)
  Retained earnings                                                            -             3,222
                                                                        ------------   ------------
           Total stockholders' equity                                        58,770         61,992
                                                                        ------------   ------------
                                                                        $   224,308    $   259,211
                                                                        ============   ============


See notes to consolidated condensed financial statements.


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except Per Share Data)

----------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)                (Unaudited)
                                                                            Three Months Ended           Six Months Ended
                                                                                June 30,                      June 30,
                                                                        ----------------------------------------------------
                                                                              1997         1998          1997          1998

Revenues:
    Telephone operations                                                  $  43,023    $  16,779     $  90,968     $  32,663
    Cellular services                                                           997          869         2,146         1,752
    Product sales and rentals                                                 1,304        1,184         2,334         2,573
                                                                        ------------  -----------   -----------   -----------
           Total revenues                                                    45,324       18,832        95,448        36,988

Expenses:
    Telephone operations                                                     33,594       11,059        69,609        21,547
    Cellular services and product sales and rental expenses                   2,010        1,984         3,870         3,806
    General and administrative expenses                                       3,288        1,551         4,956         2,654
                                                                        ------------  -----------   -----------   -----------
           Total operating expenses                                          38,892       14,594        78,435        28,007

           Income from operations                                             6,432        4,238        17,013         8,981


Other income and expense:
  Equity in undistributed earnings of unconsolidated subsidiary                -             315          -              315
  Interest expense                                                           (2,745)      (2,713)       (5,317)       (4,392)
  Interest income                                                                69           45           158            79
                                                                        ------------  -----------   -----------   -----------
           Total other income and expense                                    (2,676)      (2,353)       (5,159)       (3,998)
                                                                        ------------  -----------   -----------   -----------

Income before income taxes and minority interest                              3,756        1,885        11,854         4,983
Income taxes                                                                 (9,521)         602        (6,612)        1,761
                                                                        ------------  -----------   -----------   -----------
Income before minority interest                                              13,277        1,283        18,466         3,222

Minority interest                                                                (1)        -             (308)         -
                                                                        ------------  -----------   -----------   -----------

Net income                                                                $  13,276    $   1,283     $  18,158     $   3,222
                                                                        ============  ===========   ===========   ===========


Net income per share                                                      $   1.08     $   0.12      $   1.48      $   0.29
                                                                        ============  ===========   ===========   ===========


Weighted average shares outstanding                                          12,273       10,959        12,273        10,959
                                                                        ============  ===========   ===========   ===========


See notes to consolidated condensed financial statements.


EMERGING COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------

                                                                                (Unaudited)
                                                                              Six Months Ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                              1997            1998


Net cash flows from operating activities                                   $ 17,221         $   (681)

Cash flows from investing activities:
  Capital expenditures                                                      (10,319)         (17,349)
  Investment in SMB Holdings, Ltd.                                             -             (20,798)
                                                                        ------------     ------------
      Net cash from investing activities                                    (10,319)         (38,147)

Cash flows from financing activities:
  Repayment of long-term debt                                                (5,570)          (7,140)
  Issuance of long-term debt                                                   -              27,887
  Net borrowings (repayments) on notes                                       (1,431)          18,408
                                                                        ------------     ------------
      Net cash flows from financing activities                               (7,001)          39,155
                                                                        ------------     ------------

Net change in cash                                                              (99)             327

Cash, Beginning of Period                                                    11,540            4,013
                                                                        ------------    ------------

Cash, End of Period                                                        $ 11,441         $  4,340
                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                            $  5,233         $  5,675
                                                                        ============    ============

  Income taxes paid                                                        $  3,683         $    580
                                                                        ============    ============

  Depreciation and amortization expense                                    $ 10,920         $ 10,467
                                                                        ============    ============



See notes to consolidated condensed financial statements.

                 Emerging Communications, Inc. and Subsidiaries

                       Notes to the Consolidated Condensed
                              Financial Statements
               Three and Six Months Ended June 30, 1997 and 1998



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

     The consolidated condensed balance sheet of the Company at December 31, 1997 has been taken from audited financial statements at that date. All other consolidated condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, (consisting only of normal recurring accruals) which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and six months ended June 30, 1997 and 1998 are not necessarily indicative of the operating results for the full year not yet completed.

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

     B. PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission (FCC) to include the interstate portion of these costs in its rate base and amortize them over a five year period. In May 1997, Vitelco received approval from the Virgin Islands Industrial Development Commission (IDC) for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes to assist in recovering the intrastate portion of the hurricane related costs. The Company believes that it is probable that future revenue in an amount at least equal to the intrastate portion of these costs will result from inclusion of these costs in allowable costs for rate making purposes. The Company has deferred the intrastate portion of these costs and anticipates amortizing them over the same period as the IDC tax benefit. On October 9, 1997, the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. On May 1, 1998, a consultant appointed by the PSC provided a report stating the opinion that since a decrease in rates would be appropriate, a full rate investigation appeared to be warranted. The consulted requested Vitelco's comments and working papers be provided prior to a PSC meeting on the issue. On July 13, 1998, Vitelco provided the PSC with a response to the report. The PSC has not yet responded, nor has a meeting date been set. There can be no assurance as to the outcome of this proceeding.

     C. ACCOUNTING FOR INCOME TAXES

     As discussed in Note B above, Vitelco received approval from the IDC in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period.

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

     E. ACQUISITION OF SMB HOLDINGS, LTD.

     On April 16, 1998, the Company acquired a 67% equity interest (50% voting interest) in SMB Holdings, Ltd. (SMB), a British Virgin Islands corporation, for $20 million in cash. SMB is principally engaged in cellular mobile telecommunications on the island of St. Martin. The acquisition was funded with loan proceeds from the Rural Telephone Finance Corporation. The acquisition was accounted for under the equity method of accounting with resulting subscriber intangibles and goodwill from the transaction to be amortized straight line over 15 and 40 years, respectively. The acquisition of SMB was not material to the total assets, liabilities and operations of the Company.

     F. GOING-PRIVATE BUYOUT OFFER

     On May 29, 1998, the Company announced that its Board of Directors had received a proposal from Innovative Communication Co. LLC, a limited liability company wholly owned by Jeffrey J. Prosser, the Chairman, Chief Executive Officer and controlling stockholder of the Company, for the acquisition of the Company pursuant to which the public shareholders of the Company would receive $9.125 per share in cash. The Company also announced that its Board of Directors had established a special committee to evaluate and consider the offer and has authorized the special committee to engage financial and legal advisors. The proposal is subject, among other things, to the execution of a definitive acquisition agreement, approval of the transaction by the special committee, receipt of satisfactory financing, receipt of a fairness opinion and receipt of all required third party and governmental consents. A class suit has been filed in Delaware, Civil action No. 16415-MC, by Brickell Partners seeking an injunction against such a buyout, alleging that the $9.125 per share amount is insufficient.

     G. CURRENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. There was no material difference between net income and comprehensive income for the three and six months ended June 30, 1997 and 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 entitled "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). This statement utilizes the "management approach" for segment reporting which is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and more specific and detailed geographic disclosures especially by countries as opposed to broad geographic regions. This statement is effective for fiscal years beginning after December 31, 1997, or January 1, 1998 for the Company. However, the provisions of this statement are not required for the interim reporting periods in the first year of implementation. The provisions of this statement, which are of a disclosure nature, will not have a material impact on the financial statements.

                 Emerging Communications, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                      Conditions and Results of Operations





     Split-Off Transaction

     On December 30, 1997, ATN split off into two separate public companies pursuant to the split-off Transaction. One company, EmCom contains all the predecessors telephone operations in the U.S. Virgin Islands. The other, ATN, continues to own the business and operations in Guyana. Because EmCom was the larger of the two entities, ATN was deemed the split-off entity and EmCom was deemed the successor company. Consequently, the historical financial statements of EmCom prior to the split-off Transaction reflect those of the consolidated group and include the operations in Guyana.

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

     Introduction

     The Company's revenues and income from continuing operations have been derived principally from the operations of its telephone subsidiaries, Vitelco and, prior to the split-off Transaction, GT&T. Vitelco derives most of its revenues from local telephone and long-distance access services. GT&T derives almost all of its revenues from international telephone services. The holding company for EmCom's United States Virgin Islands operations is Atlantic Tele-Network, Co. (ATN-VI). ATN-VI supplies customer premises equipment in the U.S. Virgin Islands. Other operations in the Company's Consolidated Condensed Statements of Operations other than Vitelco include Vitelcom Cellular, Inc. d/b/a VitelCellular, which provides cellular telephone service in the U.S. Virgin Islands.

     RESULTS OF OPERATIONS

     Three and Six Months ended June 30, 1997 and 1998

     Operating revenues for the three and six months ended June 30, 1998 were $18.8 million and $37.0 million as compared to $45.3 million and $95.4 million for the corresponding periods of the prior year. This resulted in decreases of $26.5 million and $58.5 million, respectively. The decrease was due principally to the split-off Transaction since revenues for the three and six months ended June 30, 1997 included $27.2 million and $58.9 million in revenues related to GT&T's telephone operations. After giving effect to the split-off Transaction, total revenues of the operations retained by the Company increased approximately $668,000, or 4% and $442,000, or 1% from revenues for the same periods last year.

     After giving effect to the split-off Transaction, revenues from telephone operations increased approximately $916,000, or 6% and $597,000, or 2% compared to revenues for the same periods of the prior year. This increase is principally due to an increase in local exchange service and access charges, which were partially offset by decreases in Universal Service Fund revenues.

     For the three and six months ended June 30, 1998, revenues from cellular services declined approximately $128,000, or 13% and $394,000, or 18% as compared to revenues for the same periods last year due to decreases in subscribers and average revenues per subscriber. Revenues from product sales and rentals decreased $120,000, or 9% and increased $239,000, or 10% for the three and six months ended June 30, 1998, respectively, compared to revenues for the same periods last year as a result of completing several projects in the first quarter of 1998.

     Operating expenses for the three and six months ended June 30, 1998 were $14.6 million and $28.0 million as compared to $38.9 million and $78.4 million for the corresponding periods of the prior year, resulting in decreases of $24.3 million, or 62% and $50.4 million, or 64%. These decreases were due principally to the inclusion of approximately $26.1 and $52.7 million of operating expenses related to GT&T and ATN for the three and six months ended June 30, 1997. As a result of the split-off Transaction, GT&T and ATN are no longer part of the Company's operations.

     After giving effect to the split-off Transaction, operating expenses were $14.6 million and $28.0 million for the three and six months ended June 30, 1998, a $1.8 million, or 14% and $2.2 million or 9% increase as compared to $12.7 million and $25.8 million for the corresponding periods of the prior year. These increases are principally due to increases of $1.4 million in expenses of telephone operations for the three and six months ended June 30, 1998 as well as increases of $487,000 and $882,000 over the corresponding periods of the prior year in general and administrative expenses.

     As a percentage of revenues from operations, after giving effect to the split-off Transaction, operating expenses were approximately 77% and 76% for the three and six months ended June 30, 1998 as compared to 70% and 71% for the same periods in 1997, respectively.

     Income from operations for the three and six months ended June 30, 1998 were $4.2 million and $9.0 million, compared to $6.4 million and $17.0 million for the same periods last year resulting in decreases of $2.2 million, 34% and $8.0 million, 47% respectively. However, after giving effect to the split-off Transaction, income from operations decreased $1.2 million, or 22% and $1.8 million, or 17% for the three and six months ended June 30, 1998 as compared to the same periods of the prior year. These decreases are attributable to the $1.8 million and $2.2 million increases in operating expenses which were partially offset by increases in revenues of $668,000 and $442,000 for the three and six months ended June 30, 1998 as described above.

     Net interest expense for the three and six months ended June 30, 1998 was $2.7 million and $4.3 million as compared to $2.7 million and $5.2 million for the corresponding periods of the prior year, decreases of $8,000 and $846,000 for the three and six month periods, respectively. After giving effect to the split-off Transaction, net interest expense increased $404,000 and $25,000 for the three and six months ended June 30, 1998 over the prior periods as a result of increased outstanding debt.

     Income before taxes and minority interest decreased to $1.9 million and $5.0 million for the three and six months ended June 30, 1998, resulting in decreases of $1.9 million and $6.9 million respectively over the prior year. After giving effect to the split-off Transaction, income before taxes and minority interest decreased to $1.9 million and $5.0 million for the three and six months ended June 30, 1998, resulting in decreases of $1.3 million and $1.5 million, respectively.

     As discussed in Note C to the Consolidated Condensed Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. On October 9, 1997 the Virgin Islands Public Service Commission (PSC) instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. On May 1, 1998, a consultant appointed by the PSC provided a report stating the opinion that since a decrease in rates would be appropriate, a full rate investigation appeared to be warranted. The consultant requested Vitelco's comments and working papers be provided prior to a PSC meeting on the issue. On July 13, 1998, Vitelco provided the PSC with a response to the report. The PSC has not yet responded, nor has a meeting date been set. There can be no assurance as to the outcome of this proceeding.

     Before giving effect to the change in deferred taxes discussed above, the Company's effective tax rate for the three and six months ended June 30, 1998 was 31.9% and 35.3% as compared to 36.7% and 36.2% for the corresponding periods of the prior year. After giving effect to the split-off Transaction, but before giving effect to the change in deferred taxes discussed above, the Company's effective tax rate for the three and six months ended June 30, 1997 was 33.1% and 29.5%, respectively.

     The minority interest in earnings for the three and six months ended June 30, 1997 consists of the Guyana government's 20% interest in GT&T and Comsat Mobile Investments, Inc.'s (a subsidiary of Communications Satellite Corporation) 10% interest in VitelCellular. As a result of the split-off Transaction, the minority interest held in GT&T is no longer included in the operations of the Company. Additionally, on February 13, 1998, ATN-VI purchased the 10% minority interest held in VitelCellular. The minority interest in earnings up to the date of ATN-VI's acquisition of the 10% minority interest is immaterial.

     Liquidity and Capital Resources

     The Company's principal assets are its investments in ATN-VI and its' newly acquired 67% equity interest in SMB Holdings, Ltd. The Company does not generate any significant revenues independent of ATN-VI and its subsidiaries. The Company's liquidity depends upon funds received from subsidiaries as well as short and long term borrowings to meet its capital needs and to finance any future acquisitions. As a result of the split-off Transaction, the Company's capital resources have changed significantly, and the Company has fewer resources and significantly reduced operations for the near term. However, the Company believes existing liquidity and capital resources will be adequate to meet current operating needs and to service existing debt.

     As reflected in the Consolidated Condensed Statement of Cash Flows, net cash flows used by operating activities totaled $678,000 for the six months ended June 30, 1998 and net cash flows provided by operating activities totaled $17.2 million for the six months ended June 30, 1997. The decrease was due principally to cash used for accounts payable paid, investment in other assets, and lower net income. Additionally, amounts fluctuate from period to period as a result of the split-off Transaction as cash flows from operations for GT&T are not included in the 1998 amounts.

     Net cash flows used in investing activities totaled $38.1 million and $10.3 million for the six months ended June 30, 1998 and 1997, respectively. Amounts fluctuate from period to period primarily as a result of the purchase of a 67% equity interest in SMB Holdings, Ltd. for $20.0 million in cash plus transaction costs on April 16, 1998, and the purchase of commercial real estate in the United States Virgin Islands and equipment for $13.7 million. These increase were partially offset by a decrease in investment in telephone plant and equipment as a result of the split-off Transaction as cash flows from investing activities for GT&T are not included in the 1998 amounts.

     Net cash flows provided by financing activities during the six months ended June 30, 1998 was $39.2 million compared to net cash used by financing activities of $7.0 million for the six months ended June 30, 1997. Amounts fluctuated primarily due to (i.) an increase in repayments on debt of $1.6 million primarily as a result of increased debt balances and (ii.) the acquisition of SMB Holdings, Ltd., commercial real estate and equipment through short and long-term credit facilities from the Rural Telephone Finance Cooperative (RTFC). The newly issued debt consisted of:

     (i.) A $500,000 line of credit bearing interest at a variable rate, which was 7.25% at June 30, 1998. The amount drawn on this facility was $272,000 at June 30, 1998.

     (ii.) A $15.0 million line of credit bearing interest at a variable rate which was 8.25% at June 30, 1998. The amount drawn on this facility was $13.4 million at June 30, 1998.

     (iii.) A $21.1 million, 15 year term note bearing interest at a variable rate which was 7.65% at June 30, 1998.

     (iv.) A $6.8 million, 20 year term note bearing interest at a variable rate which was 7.65% at June 30, 1998.

     In connection with the split-off Transaction, the Company assumed a $5.5 million line of credit of ATN and ATN-VI borrowed approximately $18.3 million from the RTFC under a 15-year credit facility (the 1997 RTFC Credit Facility). Under the line of credit, which matures October 1, 1998, $5.5 million was outstanding at June 30, 1998. The 1997 RTFC Credit Facility provides for quarterly payments of principal and interest of approximately $500,000. At June 30, 1998, $18.0 million was outstanding under the 1997 RTFC Credit Facility with a variable interest rate of 6.65%.

     In addition to the 1997 RTFC Credit Facility, ATN-VI had other outstanding borrowings from the RTFC of $17.3 million at June 30, 1998, of which $1.3 million bears interest at a variable rate, which was 6.65% at June 30, 1998, and $16.0 million bears interest at a fixed rate of 8%.

     ATN-VI's loan agreements with the RTFC limit the payment of dividends by ATN-VI to the Company unless ATN-VI meets certain financial ratios, which were met at June 30, 1998, and, after payment of the dividend, ATN-VI's stockholder's equity is greater than 30% of total assets. ATN-VI's loan agreements with the RTFC contain covenants that restrict ATN-VI from, among other things: (i) with certain exceptions, engaging in consolidations, mergers and sales of assets; (ii) with certain exceptions, creating, incurring, assuming or suffering to exist other indebtedness; (iii) with certain exceptions, making investments or loans in any other person or entity;
(iv) acquiring assets or capital stock of other entities except for certain permitted acquisitions; and (v) redeeming, retiring or purchasing capital stock of ATN-VI without, in each case, the prior written approval of RTFC.

     ATN - VI's ability to service its debt or to pay dividends will be primarily dependent on funds from its parent or its subsidiaries, primarily Vitelco. Vitelco's loan agreement with the RUS (the RUS Loan Agreement) and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the PSC also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, if the equity ratio, as defined, is below 40%, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at June 30, 1998, Vitelco's dividend paying capacity was approximately $1.7 million.

     At June 30, 1998, Vitelco had an outstanding balance under the RUS Loan Agreement of $53.0 million, which bears interest at a fixed rate of 5%. The RUS Loan Agreement calls for fixed monthly principal and interest payments of $7.04 per $1,000 of loan balance with any remaining balance due May 2012. The RUS Loan Agreement contains covenants, which, with certain exceptions restrict Vitelco from; (i) engaging in mergers and consolidations; (ii) selling, leasing or transferring any capital assets; (iii) entering into any contract for the management of its business or operations or maintenance of its properties; (iv) declaring or paying dividends, unless certain criteria are met; (v) guaranteeing or incurring additional indebtedness; and (vi) making investments except as otherwise permitted.

     At June 30, 1998, Vitelco has outstanding borrowings from the RTFC of $37.6 million, of which $9.5 million was owing under a term loan which bears interest at a fixed rate of 9.75% (the 9.75% Term Loan), $9.0 million was owing under a term loan which bears interest at a fixed rate of 8% (the 8% Term Loan), $5 million was owing under a $5 million revolving line of credit with an interest rate of 7.25% and $13.2 million was owing under a $15 million revolving line of credit with an interest rate of 7.25%. The $5 million line of credit with the RTFC expires in March 2000, and the $15 million line of credit with the RTFC expires in October 1998. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1998, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

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

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of June 30, 1998, the Company was in compliance with all covenants contained in its long-term debt agreements.

     While the Company believes capital resources are adequate to meet current operations, the Company is also exploring several opportunities to acquire cellular licenses, cable television properties or land line telephone companies in the United States, the Caribbean and developing countries. There can be no assurance as to whether, when, or on what terms, the Company will be able to acquire any of the businesses or licenses it is currently seeking or whether it will obtain financing to do so.

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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



                                         EMERGING COMMUNICATIONS, INC.


Date:   August 14, 1998                  /s/  Jeffrey  J. Prosser
                                         Jeffrey J. Prosser
                                         Chairman of the Board, and Acting
                                         Chief Financial Officer signing
                                         both in his capacity as Chairman of
                                         the Board on behalf of the Registrant
                                         and as acting Chief Financial
                                         Officer of the Registrant